Form 10QSB
period 1996-06-30
FIRST AMERICAN RAILWAYS INC
filed 1996-08-19
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1996
                                       ----------------------------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM__________________TO_____________________

                        COMMISSION FILE NUMBER 33-14751-D
                                               -----------

                          FIRST AMERICAN RAILWAYS, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    NEVADA                              87-0443800
                    ------                          -------------------
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

             2445 HOLLYWOOD BLVD., HOLLYWOOD, FLORIDA        33020
             ----------------------------------------        -----
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 920-0606
                    ----------------------------------------

            (PREVIOUSLY REPORTED ON FORM 10-KT DATED AUGUST 9, 1996)
- -------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes[ ] No [ ] NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

        AT AUGUST 5, 1996             9,050,278 SHARES OF COMMON STOCK,
                                      PAR VALUE $.001 PER SHARE

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No  [X]

                                      INDEX
                                      -----
                        (SIX MONTHS ENDED JUNE 30, 1996)



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                          PAGE
                                                                          ----

      Item 1.       Financial Statements

                           Balance Sheets                                   3
                           Statements of Operations                         4
                           Statements of Cash Flows                         5
                           Notes to Financial Statements                    6

      Item 2.       Plan of Operation                                       7




                           PART II - OTHER INFORMATION
                           ---------------------------



      Item 6.       Exhibits and Reports on Form 8-K                       10

                    Signatures                                             11



                                                  FIRST AMERICAN RAILWAYS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                BALANCE SHEETS


                                                                  JUNE 30,      DECEMBER 31,
                                                                      1996               1995
                                                                (UNAUDITED)
===============================================================================================
ASSETS
CURRENT
  Cash                                                      $   11,930,645    $             -
  Restricted cash                                                  829,924                  -
- -----------------------------------------------------------------------------------------------
  Cash and cash items                                           12,760,569                  -
  Prepaids and other                                               144,500              1,680
- -----------------------------------------------------------------------------------------------
Total current assets                                            12,905,069              1,680
Equipment                                                           12,722              5,992
Asset held for future use                                          840,000                  -
Deposit to related party                                                 -            350,000
Deferred loan costs                                                966,430                  -
- -----------------------------------------------------------------------------------------------
                                                            $   14,724,221    $       357,672
===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
  Accounts payable                                          $       13,683    $       196,076
  Accrued liabilities                                              142,676            120,970
  Notes payable to related parties and others                            -            265,000
- -----------------------------------------------------------------------------------------------
Total current liabilities                                          156,359            582,046
Convertible notes payable, net                                   8,250,682                  -
- -----------------------------------------------------------------------------------------------
Total liabilities                                                8,407,041            582,046
- -----------------------------------------------------------------------------------------------
Commitments and contingencies                                            -                  -
- -----------------------------------------------------------------------------------------------
Stockholders' equity (deficit)
  Preferred stock, ($.001 par value, 500,000 shares authorized)          -                  -
  Common stock, ($.001 par value, 100,000,000 shares authorized),
    9,050,275 and 4,275,000 shares issued and outstanding            9,050              4,275
  Additional paid-in capital                                     8,406,746          1,110,760
  Deficit accumulated during the development stage              (2,098,616)        (1,339,409)
- -----------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                             6,317,180           (224,374)
- -----------------------------------------------------------------------------------------------
                                                            $   14,724,221    $       357,672
===============================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                            CUMULATIVE FROM
                          FEBRUARY 14, 1994
                             (INCORPORATION)
                                    THROUGH         FOR THE SIX MONTHS           FOR THE THREE MONTHS
                                   JUNE 30,            ENDED JUNE 30,                ENDED JUNE 30,
                                       1996          1996         1995             1996          1995
======================================================================================================
EXPENSES:
  Salaries and payroll taxes    $   762,434    $  157,635    $ 164,251     $     88,386    $   89,118
  Professional fees                  30,790        26,875        2,416           14,425         2,208
  General and administrative        380,394       179,064       69,747          105,923        49,728
  Interest, net                     207,164       188,085          517          187,461           517
  Consulting fees                    86,637        27,265       32,013           27,265        18,825
  Amortization of deferred
   loan costs                       121,399       121,399            -          121,399             -
  Depreciation                        3,235         1,055          780              525           571
  Expenses from offerings
   not completed                    506,563        57,829      172,592           21,829       110,114
- ------------------------------------------------------------------------------------------------------
Total expenses                    2,098,616       759,207      442,316          567,213       271,081
- ------------------------------------------------------------------------------------------------------
Net loss, representing deficit
  accumulated during the
  development stage             $(2,098,616)   $ (759,207)   $(442,316)    $   (567,213)   $ (271,081)
======================================================================================================
Weighted average number of
  common shares outstanding               -     6,193,452    4,275,000        7,736,905     4,275,000
======================================================================================================
Net loss per common share                 -         ($.12)       ($.10)           ($.07)        ($.06)
======================================================================================================

The Company had no operating activities from February 14, 1994 (incorporation) through April 30, 1994.


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                       STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                 CUMULATIVE FROM
                                                               FEBRUARY 14, 1994
                                                                 (INCORPORATION)                  FOR THE
                                                                         THROUGH             SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                           1996             1996           1995
===================================================================================================================
OPERATING ACTIVITIES:
  Net loss                                                         $ (2,098,616)        (759,207)      (442,316)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Salaries forgiven                                                  136,000              --             --
     Depreciation                                                         3,235             1,055            780
     Amortization of deferred loan costs                                121,399           121,399           --
     Write-off of deferred offering costs                                25,000              --             --
     Increase in restricted cash                                       (829,924)         (829,924)          --
     Increase in prepaids and other                                    (144,500)         (142,820)        (1,000)
     Increase (decrease) in accounts payable                             13,683          (182,393)        24,924
     Increase in accrued liabilities                                    142,676            21,706            518
- -------------------------------------------------------------------------------------------------------------------
Total adjustments                                                      (532,431)       (1,010,977)        25,222
- -------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                (2,631,047)       (1,770,184)      (417,094)
- -------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Deposit for purchase of railcar from related party                   (350,000)             --             --
  Capital expenditures                                                 (505,957)         (497,785)        (1,137)
- -------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (855,957)         (497,785)        (1,137)
- -------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Borrowings from related parties                                       338,388            68,388         50,000
  Repayments of notes payable to related parties and others            (338,388)         (333,388)          --
  Net proceeds from issuance of notes payable                         8,695,682         8,695,682           --
  Repayment of notes payable                                           (445,000)         (445,000)          --
  Payment of loan costs                                              (1,087,829)       (1,087,829)          --
  Net proceeds from issuance of common stock                          8,279,796         7,300,761           --
  Payment of offering costs                                             (25,000)             --             --
- -------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            15,417,649        14,198,614         50,000
- -------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                 11,930,645        11,930,645       (368,231)
Cash at beginning of period                                                --                --          368,231
- -------------------------------------------------------------------------------------------------------------------
Cash at end of period                                              $ 11,930,645      $ 11,930,645      $     --
===================================================================================================================
Supplemental Disclosures:
  Cash paid for interest                                           $    125,341      $    125,341      $    --
  Application of deposit to related party for
   purchase of asset held for future use                           $    350,000      $    350,000      $    --
===================================================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                                  NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


1.  FINANCIAL        The financial information included herein is unaudited.
    STATEMENTS       Certain information and footnote disclosures normally
                     included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's
                     1995 Annual Report on Form 10-KT. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

                     Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)




ITEM 2.    PLAN OF OPERATION

        First American Railways, Inc. (the "Company") is in its developmental stage, and it has had no rail operations; however, the Company has taken significant steps to commence operations of the Florida Fun-Train including purchasing its first passenger car, entering into a track rights agreement (which provides for limited exclusivity rights) with Florida East Coast Railroad Company ("FEC"), entering into a memorandum of understanding (which contains limited exclusivity rights) with CSXT Transportation, Inc. ("CSXT") for track use (which the Company is currently negotiating to reduce to a final contract), negotiating a letter of intent with the Greater Orlando Aviation Authority to locate a terminal at the Orlando International Airport, negotiating with Rader Railcar, Inc. ("RRI"), (which is owned by a director of the Company) for the construction of the railcars for the Florida Fun-Train, entering the final design phase of two station terminals, contracting with an outside consultant for the preparation of a definite marketing strategy and conducting discussions with major wholesale travel, tour companies, tourist attractions and hotels for the marketing of the Company's services. The Company anticipates commencing promotional rail service for the Florida Fun-Train in the Summer 1997 and full rail service in the Fall 1997. Until full service is commenced, the Company does not expect to generate any material revenues; nevertheless, during the next twelve months the Company expects to have significant capital expenditures for railcar construction, terminal construction, and track and leasehold improvements, and significant operating expenses for salaries, marketing and track use (when rail service commences).

        The Company plans to use its current available funds (i) to pay the expenses in connection with the commencement of the operation of the Florida Fun-Train and (ii) provide working capital to support the Florida Fun-Train's initial operations to the extent that cash flow from such operation is insufficient.

        The Company intends to commence operations of the Florida Fun-Train in the Fall 1997. The track rights for the use of the subject route for the Florida Fun-Train are held by the FEC (between Ft. Lauderdale and West Palm Beach) and the CSXT (between West Palm Beach and Orlando). The Company has entered into a ten year agreement with FEC for these rights. This agreement provides that the Company will pay FEC $18 per train-mile (with a stipulated train size of 15 cars) once the Fun-Train commences operation, with a minimum payment of $500,000 per year. The Company has also entered into a Memorandum of Understanding with CSXT for use of its portion of the subject route. This latter understanding is expected to be reduced to a more formal agreement which is expected to require the Company to pay the greater of (i) $20 per train-mile, or (ii) 16% of the applicable ticket revenue of the Florida Fun-Train.

                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)




        During this development stage, the Company intends to purchase additional Fun-Train railcars pursuant to a construction agreement expected to be negotiated with RRI. The Company expects to spend a maximum of approximately $9.2 million to purchase up to 12 railcars and make exterior modifications to three diesel locomotives. The Company expects to lease the three diesel locomotives prior to commencing operations, and it estimates, based on current available information, that diesel locomotives are generally available for lease for approximately $14,000 per month per locomotive.

        Before the Florida Fun-Train rail operations can commence, the Company must construct or otherwise obtain the use of terminals at each end of the proposed route. The Company is currently in negotiations in this regard, and in this connection the Company is in the process of finalizing its cost estimates and determining the extent of governmental support for these activities, if any. Also, during the 12 months ending June 30, 1997, the Company expects to increase its work force from the eight persons currently employed by the Company (six of whom are management). The Company will be required to hire approximately thirty additional employees; however, the exact number of employees is dependent on the Company's decision with respect to "outsourcing", its marketing and rail operations functions, etc.

DEVELOPMENT STAGE ACTIVITIES AND LIQUIDITY

        GENERAL: Neither the Company nor its predecessor by merger, First American Railways, Inc., a Florida corporation, have had any revenue from operations, and the Company has had accumulated losses of approximately $2.1 million (unaudited) for the period from February 14, 1994 (incorporation) through June 30, 1996. The Company expects such losses to continue at least through commencement of its full rail operations in the Fall 1997, and perhaps thereafter. Since inception the Company's (and its predecessor's) activities have been funded by the private placement of its securities and by borrowings, the net cash proceeds from which have totaled $15,417,649; of this amount, approximately $507,000 in cash was used to pay the expenses of offerings not completed, and approximately $850,000 in cash was used to purchase a rail car for future use.

        THREE AND SIX MONTHS ENDED JUNE 30, 1995: The Company explored various financing alternatives; however, no additional capital was raised during this period. The Company borrowed an additional $50,000 in order to support its operations. During the three and six months ended June 30, 1995, the Company had a net loss of approximately $271,000 and $442,000, respective-ly, of which approximately $110,000 and $173,000, respectively, were expenses of offerings not completed. In addition, a significant amount of other expenses, principally the salaries of officers and employees, were expended in connection with capital raising activities.

        THREE AND SIX MONTHS ENDED JUNE 30, 1996: In March 1996, the Company completed a private placement of securities in which it sold an aggregate 375,004 shares of common stock and issued $500,000 in convertible notes, bearing interest at 10% per annum, for aggregate net proceeds of $393,709. In April-May 1996, the Company completed a private placement of securities, in which it sold 3,950,271 Series A Warrants, exercisable at $3.50 per share, and 4,050,271 shares of Common Stock valued at $8,250,683 and issued $8,250,682 (principal amount) in Notes, bearing interest at 10% per annum, for aggregate net proceeds of $14,514,905 (of which $416,300 was not cash consideration, but represented the conversion of the principal and accrued interest on certain secured notes issued in the March 1996 private placement into securities sold in the April-May 1996 private placement).

        The Company used $783,388 of the proceeds to repay $333,388 in notes payable to related parties and others, and $445,000 to repay notes payable from the financing completed in March 1996. In addition, in June 1996 the Company made a payment of $536,000 to RRI representing the final payment (plus interest) due on the first railcar purchased. In addition, a significant portion of the proceeds of the May 1996 private placement (approximately $830,000) were escrowed to pay the first year's interest on the Notes sold in that private placement.

        During the three and six months ended June 30, 1996, the Company had a net loss of approximately $567,000 and $759,000, respectively. The major components of the loss for the three months ended June 30, 1996, were interest expense of approximately $187,000 resulting primarily from the April-May private placement and the amortization of approximately $121,000 deferred loan costs relating to the notes payable that were repaid in May 1996.

        To date the Company has not generated any revenue and as of June 30, 1996 it had accumulated losses of approximately $2.1 million (unaudited). At June 30, 1996, the Company had working capital approximately of $12.7 million and stockholders' equity of approximately $6.3 million (unaudited).

        LIQUIDITY: The Company's future cash requirements will be significant. The Company expects that the proceeds from the Private Placements, in conjunction with other leasing and financing opportunities, to be sufficient to enable the Company to commence operations of the Florida Fun-Train in the Fall 1997. There can be no assurance, however, that operations will in fact commence as scheduled, nor that unanticipated problems may arise which may necessitate the need for additional financing until the Company can generate revenues sufficient to meet operating expenses. Further, there can be no assurance that the Company will not experience adverse changes in its business prospects, its proposed operations, or in the transportation or tourism industries, or the U.S. economy, generally.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS:

                      27     Financial Data Schedule

        (b)    REPORTS ON FORM 8-K:

            (i) Form 8-K dated May 9, 1996, reporting Item 1. "Changes in Control", Item 2. "Acquisition or Disposition of Assets", and Item 5. "Other Events", which included the following financial statements:

            /bullet/ Financial statements for First American Railways, Inc., a Florida corporation, covering the year ended April 30, 1995 and the nine month periods ended January 31, 1996 and 1995 (unaudited).

            /bullet/ Unaudited pro forma combined financial statements of the Registrant giving effect to the acquisition of First American Railways, Inc., a Florida corporation, by merger.

           (ii) Form 8-K dated May 13, 1996, reporting Item 4. "Changes in Registrant's Certifying Accountant."

          (iii)       Form 8-KA dated June 12, 1996, amending Form 8-K dated
                      May 9, 1996, to supply financial statements for the period ended May 10, 1996, which reflected (i) the merger whereby the Registrant acquired First American Railways, Inc., a Florida corporation, and changed its name to "First American Railways, Inc.", and (ii) the consummation of an associated private offering of securities.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 FIRST AMERICAN RAILWAYS, INC.



                                 BY:     /S/ ALLEN C. HARPER
                                    -------------------------------------
                                       Allen C. Harper, Chairman of the
                                       Board of Directors and Chief
                                       Executive Officer


                                 BY:     /S/ WILLIAM T. NANOVSKY
                                    --------------------------------------
                                       William T. Nanovsky, Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)




DATED:  AUGUST 19, 1996
                                       11