Form 10QSB
period 1996-09-30
FIRST AMERICAN RAILWAYS INC
filed 1996-11-13
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 33-14751-D

                          FIRST AMERICAN RAILWAYS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                  87-0443800
         (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                 2445 HOLLYWOOD BLVD., HOLLYWOOD, FLORIDA            33020
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER      (954) 920-0606


                             ----------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes No NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         AT NOVEMBER 5, 1996        9,061,078 SHARES OF COMMON STOCK,
                                    PAR VALUE $.001 PER SHARE

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                                      INDEX

                     (NINE MONTHS ENDED SEPTEMBER 30, 1996)



                         PART I - FINANCIAL INFORMATION

                                                                   PAGE

         Item 1.  Financial Statements

                      Balance Sheets                                3
                      Statements of Operations                      4
                      Statements of Cash Flows                      5
                      Notes to Financial Statements                 6

         Item 2.  Plan of Operation                                 7


                           PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                 11

                  Signatures                                       13



                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                  BALANCE SHEETS


                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1996                1995
                                                              --------------        ------------
                                                                (UNAUDITED)
ASSETS
CURRENT:
   Cash                                                       $   11,084,864        $          --
   Restricted cash                                                   849,924                   --
                                                              --------------        -------------
   Cash and cash items                                            11,934,788                   --
   Prepaids and other                                                224,514                1,680
                                                              --------------        -------------
Total current assets                                              12,159,302                1,680

Equipment                                                             24,809                5,992
Assets held for future use                                           838,266                   --
Deposit to related party                                             415,000              350,000
Deferred loan costs                                                  916,768                   --
                                                              --------------        -------------

                                                              $   14,354,145        $     357,672
                                                              --------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Accounts payable                                           $      178,689        $     196,076
   Accrued liabilities                                               464,799              120,970
   Notes payable to related parties and others                            --              265,000
                                                              --------------        -------------
Total current liabilities                                            643,488              582,046
Convertible notes payable, net                                     8,250,682                   --
                                                              --------------        -------------

Total liabilities                                                  8,894,170              582,046
                                                              --------------        -------------

Commitments and contingencies                                             --                   --
                                                              --------------       --------------

Stockholders' equity (deficit):
   Preferred stock ($.001 par value,                                      --                   --
   500,000 shares authorized)
   Common stock ($.001 par value,
      100,000,000 shares authorized),
      9,061,078 and 4,275,000 shares                                   9,061                4,275
      issued and outstanding
   Additional paid-in capital                                      8,328,180            1,110,760
   Deficit accumulated during the development stage               (2,877,266)          (1,339,409)
                                                              --------------        -------------

Total shareholders' equity (deficit)                               5,459,975             (224,374)
                                                              --------------        -------------

                                                              $   14,354,145        $     357,672
                                                              --------------        -------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                            CUMULATIVE FROM
                                           FEBRUARY 14, 1994
                                            (INCORPORATION)         FOR THE NINE MONTHS                  FOR THE THREE MONTHS
                                                THROUGH,             ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                           SEPTEMBER 30, 1996         1996         1995                  1996             1995
                                           ------------------   -----------------------------       -----------------------------

EXPENSES:
   Salaries and payroll taxes                 $ 1,041,560       $   436,761       $   251,359       $   279,126       $    87,108
   General and administrative                     507,557           306,227           108,177           127,163            38,430
   Interest, net                                  191,074           171,995             7,093           (16,090)            6,576
   Professional and consulting fees               231,977           172,605            40,877           145,340             8,864
   Legal and accounting fees                      140,938           137,023             3,166           110,148               750
   Marketing study                                 65,600            65,600                --            65,600                --
   Trackage rights expenses                        17,173            17,173                --            17,173                --
   Amortization of deferred loan costs            171,061           171,061                --            49,662                --
   Depreciation                                     3,763             1,583             1,188               528               408
   Expenses from offerings not completed          506,563            57,829           262,149                --            89,557
                                               -----------       -----------       -----------       -----------      -----------

Total expenses                                  2,877,266         1,537,857           674,009           778,650           231,693
                                               -----------       -----------       -----------       -----------      -----------

Net loss, representing deficit
   accumulated during the
   development stage                          $(2,877,266)      $(1,537,857)      $  (674,009)      $ ( 778,650)       $(231,693)
                                               -----------       -----------       -----------       -----------      -----------

Weighted average number of
   common shares outstanding                           --         7,149,329         4,275,000         9,061,078         4,275,000
                                               -----------       -----------       -----------       -----------      -----------

Net loss per common share                              --            ($0.22)           ($0.16)           ($0.09)           ($0.05)
                                               -----------       -----------       -----------       -----------      -----------

The Company had no operating activities from February 14, 1994 (incorporation) through April 30, 1994.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                   FIRST AMERICAN RAILWAYS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                                                                  CUMULATIVE FROM
                                                                 FEBRUARY 14, 1994
                                                                   (INCORPORATION)            FOR THE NINE MONTHS
                                                                      THROUGH                  ENDED SEPTEMBER 30,
                                                                 SEPTEMBER 30, 1996          1996               1995
                                                                 ------------------     --------------------------------
OPERATING ACTIVITIES:
   Net loss                                                          $ (2,877,266)      $ (1,537,857)      $   (674,009)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Salaries forgiven                                                      136,000                 --                 --
   Depreciation                                                             3,763              1,583              1,188
   Amortization of deferred loan costs                                    171,061            171,061               --
   Write-off of deferred offering costs                                    25,000                 --                 --
   Salaries paid in common stock                                           18,750             18,750
   Increase in restricted cash                                           (849,924)          (849,924)                --
   Increase in prepaids and other                                        (224,514)          (222,834)            (1,000)
   Increase in accounts payable                                           178,689            (17,387)            15,048
   Increase in accrued liabilities                                        464,799            343,829             82,166
                                                                      ------------       ------------       ------------

Total adjustments                                                         (76,376)          (554,922)            97,402
                                                                      ------------      ------------       ------------

Net cash used by operating activities                                  (2,953,642)        (2,092,779)          (576,607)
                                                                      ------------      ------------       ------------
Investing Activities:
   Deposit for purchase of railcar from related party                    (765,000)          (415,000)                --
   Capital expenditures                                                  (516,838)          (508,666)            (1,137)
                                                                      ------------      ------------       ------------

Net cash used in investing activities                                  (1,281,838)          (923,666)            (1,137)
                                                                     ------------       ------------       ------------
Financing Activities:
   Payment of offering costs                                             (122,305)           (97,305)                --
   Borrowings from related parties                                        338,388             68,388            215,000
   Repayments of notes payable to related parties and others             (338,388)          (333,388)                --
   Net proceeds from issuance of notes payable                          8,695,682          8,695,682                 --
   Repayment of notes payable                                            (445,000)          (445,000)                --
   Payment of loan costs                                               (1,087,829)        (1,087,829)                --
   Net proceeds from issuance of common stock                           8,279,796          7,300,761                 --
                                                                     ------------       ------------       ------------

  Net cash provided by financing activities                            15,320,344         14,101,309            215,000
                                                                     ------------       ------------       ------------

  Net increase in cash                                                 11,084,864         11,084,864           (362,744)
  Cash at beginning of period                                                --                 --              368,231
                                                                     ------------       ------------       ------------

  Cash at end of period                                              $ 11,084,864       $ 11,084,864       $      5,487
                                                                     ------------       ------------       ------------

Supplemental Disclosures:
   Cash paid for interest                                            $    125,341       $    125,341       $       --
   Application of deposit to related party for                       ------------       ------------       ------------
     purchase of asset held for future use                           $    350,000       $    350,000       $       --
                                                                     ------------       ------------       ------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 2.    PLAN OF OPERATION

GENERAL
         The Company proposes to provide its customers with innovative, quality, entertainment based passenger rail service. The Company is in the development stage and to date it has had no material operations; however, the Company has taken significant steps to commence operations of the Florida Fun-Train. In that regard the Company has: purchased its first passenger car; entered into an agreement with Rader Railcar II, Inc. (RRI) to manufacture the remaining railcars for the Florida Fun-Train; entered into an agreement with CSX Transportation, Inc. for track use; obtained a letter of intent to enter into an agreement with the Florida Department of Transportation for track use and a terminal location in South Florida; selected a prospective terminal site on the Orlando International Airport property and commenced negotiations with the Orlando Utilities Commission (OUC) and Greater Orlando Aviation Authority in connection with that site and for the rights to use OUC tracks leading thereto; commenced discussions with others regarding an alternative terminal location in the Greater Orlando area; commenced negotiations with the National Passenger Rail System (Amtrak) for certain technical services in connection with the Florida Fun-Train; engaged outside consultants to complete a definitive marketing study (which will include discussions with wholesale travel and tour companies, rental car companies, airlines and cruise lines); entered into an agreement with Universal Studios Florida for joint marketing and sales efforts in connection with the Florida Fun-Train services; and entered into a track rights agreement with Florida East Coast Railway Company (FEC) for future use. The Company anticipates commencing promotional rail service for the Florida Fun-Train in the Summer 1997, and full rail service in the Fall 1997. Until full service is commenced, the Company does not expect to generate any material revenues; nevertheless, during the next twelve months the Company expects to have significant capital expenditures for railcar construction, terminal leasing and/or construction, track and leasehold improvements, and significant operating expenses for salaries, marketing and track use (when rail service commences).

         The Company plans to use its current available funds to pay the expenses and capital expenditures in connection with the commencement of the operations of the Florida Fun-Train and provide working capital to support the Florida Fun-Train's initial operations to the extent that cash flow from such operations is insufficient.

         During this development stage, the Company has agreed to purchase additional Fun-Train railcars pursuant to a construction agreement with RRI. The Company has contracted to spend a maximum of approximately $9.7 million (including applicable sales taxes) to purchase up to 12 railcars and make exterior modifications to three diesel locomotives. The Company expects to lease two diesel locomotives prior to commencing operations, and it estimates, based on currently available information, that diesel locomotives are generally available for lease for approximately $14,000 per month per locomotive.

         The railcar construction agreement with RRI required a significant down payment with the balance of the contract price to be paid in installments; however, this payment schedule will vary depending on the number and delivery schedules of the cars actually purchased. The Company expects certain of the railcars to be completed and delivery to begin in the Summer 1997 and it expects staggered delivery of additional railcars to continue during the Summer 1997 so that it can begin offering promotional rail service of the Florida Fun-Train at that time. It is expected that the final group of railcars will be delivered during the Spring 1998.

         Before the Florida Fun-Train rail operations can commence, the Company must construct or otherwise obtain the use of terminals at each end of the proposed route. The Company is currently in negotiations in this regard, and it is in the process of finalizing its cost estimates and determining the extent of governmental support for these activities, if any. During the next 12 months the Company expects to increase its work force from the ten persons currently employed by the Company (eight of whom are management). The Company will be required to hire approximately 75 additional employees; however, the exact number of employees is dependent on the Company's decision with respect to outsourcing its marketing and rail operations functions, etc.

OTHER DEVELOPMENTS
         The Company is actively pursuing its strategy of acquiring a tourist destination train. The Company has had contact with representatives of The Durango & Silverton Narrow Gauge Railroad Company (D&SNG) regarding the acquisition of D&SNG by the Company. On November 4, 1996, the Company executed a non-binding letter of intent for the acquisition of all of the capital stock of D&SNG for $20 million (which includes cash, assumption of indebtedness and purchase money financing), 200,000 shares of common stock, and common stock purchase warrants covering 600,000 shares. The consummation of this proposed acquisition is subject to, among other things, (i) the execution of a definitive purchase and sale agreement between the parties, (ii) the satisfactory conclusion of the "due diligence" review, and (iii) the Company obtaining sufficient funds to pay the purchase price. There are significant events including the execution of a binding contract, satisfactory completion of due diligence, and obtaining necessary financing, which must occur before any such acquisition could be consummated. At the present time, it is not probable that this acquisition will occur.

 DEVELOPMENT STAGE ACTIVITIES AND LIQUIDITY

         GENERAL: Neither the Company nor its predecessor by merger, First American Railways, Inc., a Florida corporation, have had any revenue from operations, and the Company has had accumulated losses of approximately $2.9 million for the period from February 14, 1994 (incorporation) through September 30, 1996. The Company expects such losses to continue at least through commencement of its full rail operations in the Fall 1997, and perhaps thereafter. Since inception the Company's (and its predecessor's) activities have been funded by the private placement of its securities and by borrowings, the net cash proceeds from which have totaled approximately $15.3 million.

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995: The Company explored various financing alternatives; however, no additional capital was raised during this period. During the nine months ended September 30, 1995 the Company borrowed an additional $215,000 in order to support its operations. During the three and nine months ended September 30, 1995, the Company had a net loss of approximately $232,000 and $674,000, respectively, of which approximately $90,000 and $262,000, respectively, were expenses of offerings not completed. In addition, a significant amount of other expenses, principally the salaries of officers and employees, were expended in connection with capital raising activities.

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996: In March 1996, the Company completed a private placement of securities in which it sold an aggregate 375,004 shares of common stock and issued $500,000 in convertible secured notes, bearing interest at 10% per annum, for aggregate net proceeds of approximately $394,000. In April-May 1996, the Company completed a private placement of securities in which it sold 3,950,271 Series A Warrants exercisable at $3.50 per share, 4,050,271 shares of Common Stock valued at approximately $8.25 million and issued approximately $8.25 million (principal amount) in convertible secured notes, bearing interest at 10% per annum, for aggregate net proceeds of approximately $14.5 million (of which approximately $416,000 was not cash consideration, but represented the conversion of the principal and accrued interest on certain secured promissory notes issued in the March 1996 private placement into securities sold in the April-May 1996 private placement).

         The Company used approximately $778,000 of the proceeds to repay approximately $333,000 in notes payable to related parties and others, and $445,000 to repay notes payable from the financing completed in March 1996. In addition, in June 1996 the Company made a payment of $536,000 to RRI representing the final payment (plus interest) due on the first railcar purchased. A material portion of the proceeds of the May 1996 private placement (approximately $830,000) were escrowed to pay the first year's interest on the convertible secured notes sold in that private placement. In September 1996, the Company advanced $415,000 to RRI for the commencement of construction of additional railcars.

         During the three and nine months ended September 30, 1996, the Company had a net loss of approximately $779,000 and $1.5 million respectively. The major components of the loss for the three months ended September 30, 1996, were salaries and payroll tax expense of approximately $279,000 resulting from the hiring of five executives during the quarter and the incurrence of approximately $273,000 of legal, accounting, professional and consulting fees for initial and ongoing railroad and marketing agreements, executive recruitment and general corporate purposes. The loss for the nine months ended September 30, 1996, was also impacted by net interest expense of approximately $172,000 resulting from the April-May private placement and the amortization of approximately $171,000 of deferred loan costs related to notes payable that were replaced in May 1996 and the convertible notes payable resulting from the April-May private placement.

         To date the Company has not generated any revenue and as of September 30, 1996, it had accumulated losses of approximately $2.9 million. At September 30, 1996, the Company had working capital approximately of $11.5 million and stockholders' equity of approximately $5.5 million.

         LIQUIDITY: The Company's future cash requirements will be significant. The Company expects that the proceeds from the Private Placements, along with prospective leasing and financing opportunities, which management believes are available on commercially reasonable terms, will be sufficient to enable the Company to commence operations of the Florida Fun-Train in the Fall 1997. There can be no assurance, however, that operations will in fact commence as scheduled, nor that unanticipated problems may arise which may necessitate the need for additional financing until the Company can generate revenues sufficient to meet operating expenses. Further, there can be no assurance that the Company will not experience adverse changes in its business prospects, its proposed operations, or in the transportation or tourism industries, or the U.S. economy, generally.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:

            EXHIBIT
            NUMBER                       DESCRIPTION
            ------                       -----------

            10.1 Employment Agreement dated February 16, 1994, between First American-Florida and Michael J. Acierno, as amended October 15, 1996. (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-9601).

            10.2 Employment Agreement dated July 1, 1996, between the Company and Ray Monteleone, as amended October 28, 1996. (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-9601).

            10.3 Form of Non-Competition Agreement between Thomas G. Rader and First American-Florida. (incorporated by reference to Exhibit
                  10.7 to Registration Statement No. 333-9601).

            10.4 Railcar Construction Agreement between Fun Trains, Inc. and Rader Railcar II, Inc., dated October 23, 1996. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-9601).

            10.5 Employment Agreement dated October 15, 1996, between the Company and William T. Nanovsky. (incorporated by reference to
                  Exhibit 10.12 to Registration Statement No. 333-9601).

            10.6 Employment Agreement dated October 9, 1996, between the Company and Don P. Cumming. (incorporated by reference to
                  Exhibit 10.13 to Registration Statement No. 333-9601).

            10.7 Employment Agreement dated August 23, 1996 between the Company and Thomas E. Blayney. (incorporated by reference to Exhibit
                  10.14 to Registration Statement No. 333-9601).

            10.8 Employment Agreement dated September 30, 1996 between the Company and Pamela S. Petcash. (incorporated by reference to
                  Exhibit 10.15 to Registration Statement No. 333-9601).

            10.9 Form of Confidentiality and Noncompetition Agreement between the Company's executive employees and the Company. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-9601).

            10.10 Consulting Agreement between Management Resource Group, Inc.
                  and the Company dated July 23, 1996. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-9601).

            EXHIBIT
            NUMBER                       DESCRIPTION
            ------                       -----------

            10.11 Agreement between Universal Studios Florida and the Company, dated October 30, 1996. (incorporated by reference to Exhibit
                  10.18 to Registration Statement No. 333-9601).

            10.12 Agreement between CSX Transportation, Inc. and the Company, dated October 31, 1996. (incorporated by reference to Exhibit
                  10.19 to Registration Statement No. 333-9601).

      (b)   REPORTS ON FORM 8-K:

            There were no reports on Form 8-K filed for the three month period ended September 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   FIRST AMERICAN RAILWAYS, INC.



                                    BY: /S/ ALLEN C. HARPER
                                        -------------------------------
                                        ALLEN C. HARPER, CHAIRMAN OF THE
                                        BOARD OF DIRECTORS AND CHIEF
                                        EXECUTIVE OFFICER


                                    BY: /S/ WILLIAM T. NANOVSKY
                                        -------------------------------
                                        WILLIAM T. NANOVSKY, VICE PRESI-
                                        DENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)


DATED:  NOVEMBER 12, 1996