Form 10KSB
period 1996-12-31
FIRST AMERICAN RAILWAYS INC
filed 1997-03-28
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 33-14751-D
                                               ----------

                          FIRST AMERICAN RAILWAYS, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                            87-0443800
         -------------------------------          -------------------
         (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

           3700 NORTH 29TH AVENUE, SUITE 202, HOLLYWOOD, FLORIDA 33020
           -----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                ISSUER'S TELEPHONE NUMBER          (954) 920-0606
                -------------------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 1996, its most recent fiscal year, were $ -0- .
                         -------

         The aggregate market value of the voting stock held by non-affiliates computed using $2.0625 per share, the closing price of the Common Stock on March 5, 1997, was approximately $12,377,706.

         As of March 20, 1997, 9,355,778 shares of the issuer's common stock were issued and outstanding.

                                     PART I
                                     ------

                                     ITEM 1
                                     ------

                             DESCRIPTION OF BUSINESS
                             -----------------------

OVERVIEW

         First American Railways, Inc., a Nevada corporation (the "Company") was organized in the State of Nevada in 1987.

         On April 26, 1996, the Company merged with First American Railways, Inc., a Florida corporation (First American-Florida). The Company is currently pursuing its strategy of becoming the recognized leader in providing innovative, quality entertainment passenger rail service through the development of "Fun Trains" and the acquisition of "Scenic Destination Railroads." The Company is currently developing its first Fun Train, an entertainment-based train operating between two tourist destinations. This train, the Florida Fun-Train, is anticipated to commence operations in the fall of 1997 and operate between South and Central Florida. In March 1997 the Company acquired its first "Scenic Destination Railroad," - the Durango & Silverton Narrow Gauge Railroad (the "Railroad").

         The Florida Fun-Train concept is to provide an enjoyable, high quality entertainment alternative to other means of transportation between South and Central Florida. The Company's goal is to maximize the entertainment value of the travel time while providing an efficient, safe and reliable form of transportation at a reasonable price.

         The Florida Fun-Train is being designed to provide passengers with an exciting, unique, fun-filled overland leisure excursion. The Company expects that this will be accomplished through the use of a variety of entertainment features, including video games, as well as dining, dancing and lounge cars offering a variety of live entertainment. The Company expects that most of its passengers will be tourists, and that the Company's service will be offered as an "extension" of the passenger's vacation.

         Over the last several years Florida has had an annual tourist base of approximately 40 million tourists. Florida attracts tourists from across the world and was the top tourist destination in the United States in 1995. South Florida, including the Florida Keys, offers a number of well-known tourist destinations and a climate that allows year-round outdoor activities, and is also a key entry point into the state for cruise ships entering and leaving the Port of Miami and Port Everglades (Fort Lauderdale), as well as tourists utilizing Miami International and Hollywood-Fort Lauderdale Airports. Central Florida (Greater Orlando) plays host to world renowned tourist destinations such as Universal Studios

Florida, Walt Disney World, Sea World, Kennedy Space Center and Port Canaveral. In 1994, approximately 14 million people traveled between South and Central Florida.

         The Company is actively pursuing its strategy of acquiring scenic railroads. On March 13, 1997, the Company purchased all of the capital stock of The Durango & Silverton Narrow Gauge Railroad Company, a Colorado corporation ("D&SNG"), a privately-held, scenic railroad, from Charles E. Bradshaw, Jr. (the "Durango Acquisition").

         D&SNG operates an antique, narrow gauge tourist railroad over a 45-mile route between Durango and Silverton, Colorado along the Animas River. D&SNG provides a scenic railroad excursion which is unique within the industry, and it has been operated principally as a tourist railroad since 1968. The railroad was built between 1881 and 1882 by the Denver & Rio Grande Railway Company to service the mining regions of the San Juan Mountains in southwestern Colorado. The coal-fired, steam-driven locomotives were manufactured between 1923 and 1925, and the coaches, many of which are original, are of 1880s vintage. The railroad is a registered National Historic Landmark and has exclusive rights for passage through the San Juan National Forest. D&SNG's operations are seasonal with peak months in June, July and August, and with up to four daily trains except during the winter. The 90-mile round trip takes nine hours including a two-hour layover in Silverton. From November through April, one train is operated daily from Durango to Cascade Canyon (a 52-mile round trip of approximately five hours). See "Plan of Operations."

         During 1996, the Company was in its development stage, and during fiscal 1996 it had no material operations; however, the Company has taken significant steps to commence operations of the Florida Fun-Train. Further, the acquisition of D&SNG will provide revenues and cash flow to the Company prior to the operation of the Florida Fun-Train. The Company anticipates constructing additional Fun Trains in the future and acquiring additional Scenic Railroads. See "Business -- Florida Fun-Train." The Company's ability to meet its planned commencement date (Fall 1997) depends on, among other things, successful and prompt completion of the Company's pre-opening development activities. Presently, the Company believes it has or will have access to sufficient funds to commence operations of the Florida Fun-Train. See "Plan of Operations."

         The Company maintains offices at 3700 North 29th Avenue, Hollywood, Florida 33020. Its telephone number is (954) 920-0606.

THE DURANGO & SILVERTON NARROW
    GAUGE RAILROAD COMPANY

         D&SNG operates a historic railroad (the "Railroad") which was built between 1881-82 by the Denver & Rio Grande Railway Company, and is now owned by D&SNG. The Railroad is a registered National Historic Landmark and has been carrying passengers for more than 114 years. The Railroad operates between Durango and Silverton, Colorado, a 90-mile round trip, which takes approximately nine hours. The Railroad is located entirely within the State of Colorado, near the "Four Corners" region of the United States (where the borders of Colorado, Utah, New Mexico and Arizona come together).

         The steam-operated locomotives used to pull the trains are coal-fired. These antique locomotives were manufactured between 1923 and 1925. In addition, many of the coaches used by the Railroad are the original coaches dating back to the 1880s.

         The Railroad has combined strict adherence to historical authenticity and exacting standards of replication to provide a historically authentic railroad service. Because of its historic authenticity, the Railroad has been used as the location for the shooting of several films, including BUTCH CASSIDY AND THE SUNDANCE KID.

         The Railroad operates as a tourist railroad, carrying tourists on an unparalleled scenic and historic excursion along the Animas River and through the San Juan National Forest. D&SNG's business is seasonal in nature with the peak season being in the months of June, July and August when D&SNG operates four trains daily. In 1995, D&SNG resumed year-round operations, offering one train during the months of November through April (the "Winter Train"). The Winter Train consists of a 52-mile round trip to Cascade Canyon (approximately halfway between Durango and Silverton).

         The operating rolling stock of D&SNG consists of six 1920s vintage steam locomotives, 45 passenger coaches (enclosed, open gondola and parlor cars), and one caboose. In addition to such rolling stock used in the passenger consists, the D&SNG owns approximately 175 additional flat cars, box cars, side dump and hopper cars, stock cars, cabooses, maintenance equipment, etc. for use on the line for maintenance, storage or other purposes.

         The locomotives and cars are maintained at company-owned facilities located in a state-of-the-art roundhouse and car shop. Both shops are capable of totally rebuilding a locomotive or car. In 1989, the roundhouse was rebuilt after a fire destroyed the building; it has 15 stalls which can house all the locomotives. Attached to the roundhouse is a fully equipped machine shop which can fabricate any locomotive part.

         PROPERTIES

         The real property used by D&SNG consists of approximately 975 acres and includes two terminals. Of the total acreage, D&SNG uses approximately 735 acres pursuant to easements and rights-of-way, and the remainder is held in fee simple ownership. One terminal is in Durango (La Plata County), Colorado, and is located on approximately 40 acres of D&SNG-owned land, along with other improvements, including various buildings and a parking lot. The second terminal is in Silverton (San Juan County), Colorado, where D&SNG owns approximately 50 acres of land including the depot. The D&SNG terminals are connected by an approximate 45-mile railroad right-of-way, which ranges between 100 to 200 feet in width, approximately 30 miles of which are located on public lands within the San Juan National Forest. The right-of-way has railroad track and various other improvements located thereon.

         The real estate improvements consist primarily of the following buildings:
                                                   SQUARE
         DESCRIPTION                               FOOTAGE
         -----------                               -------
         Depot (Durango)                            4,952
         Roundhouse (Durango)                      39,089
         Car Shops (Durango)                        9,956
         Security Building (Durango)                  207
         Freight Depot (Durango)                    2,684
         Warehouse (Durango)                        2,232
         Garage (Rockwood)                          1,100
         Depot (Silverton)                          2,480

         In addition, the D&SNG owns other small buildings that are used for miscellaneous storage. The condition of all of the buildings listed above would be categorized as average to good. The administrative offices of D&SNG occupy the second floor of the depot at Durango and are believed to be adequate for the present operation of D&SNG.

         PRODUCTS AND SERVICES

         D&SNG offers a variety of train excursions to its customers with different departure times. Covering a total of 90 miles, the round trip from Durango to Silverton is by far the most popular expedition and takes approximately nine hours to complete. During the peak season, D&SNG offers four round-trip trains, with departure times ranging from 7:30 AM to 10:10 AM. During the winter, D&SNG offers a five-hour excursion from Durango to Cascade Canyon which is a 52-mile round-trip.

         D&SNG also offers one-way trips, with return from Silverton via motor coach. Additionally, any round-trip (with the exception of the parlor car) can consist of a layover in Silverton for up to

15 days. To accommodate hikers desiring transportation, D&SNG offers trains that stop at several popular hiking trails.

         Passengers may choose to ride in enclosed coaches, open gondola cars, authentic parlor cars or the caboose with round-trip prices ranging from approximately $43 to approximately $75.

         Refreshments and snacks are available on all trains with the parlor cars offering a full bar.

         MARKETING

         D&SNG's principal source of ticket sales is the consumer- direct market which is served by its Durango-based reservation office. Approximately 86% of D&SNG's business passengers come from the direct "sales" to consumers, with the balance handled through travel agents and group tours. The Company compensates travel agents through the use of commissions. Historically, the operations of D&SNG have been the subject of limited marketing efforts. The great majority of D&SNG's passengers come from "word- of-mouth" as well as other "indirect" forms of contact with the public, e.g., billboards and newsprint articles. According to a 1994 passenger survey, commissioned by D&SNG, the five major states of origin of D&SNG passengers were Colorado, Texas, California, Arizona and New Mexico, which account for nearly 60% of D&SNG's passenger totals.

         D&SNG currently markets its services on a regional basis. Marketing efforts consist principally of advertising in regional and local travel publications, as well as the limited use of billboards, directories and advertising on local radio programs. In addition, D&SNG is the subject of repeated, unsolicited articles which appear in local and national newspapers and magazines. A promotional brochure describing D&SNG's program and services is used to promote ridership. The brochure is distributed by a third-party service to brochure "racks" located in hotels, restaurants, airports and other tourist-related sites in selected cities that have been good "feeder markets" for D&SNG ridership.

         In an attempt to broaden the passenger base in the future, D&SNG intends to concentrate its marketing efforts on the broad-based, travel-related industry. The Company expects to establish relationships, in coordination with the Florida Fun-Train's marketing efforts, in international and domestic areas through direct contact with distributors and general sales agents having knowledge and experience in the development of contractual arrangements.

         EMPLOYEES

         D&SNG employs approximately 65 people in the off-season (November-April), and more than 200 people during the peak season

(June-August). Seasonal employees are added during the peak season primarily in the concession, operations and reservation departments. The full-time staff is concentrated in the administrative and maintenance departments where turnover is very low. The D&SNG has no labor unions and management believes that the company's relationship with its employees is satisfactory.

THE FLORIDA FUN-TRAIN

         The Company's predecessor by merger, First American-Florida, was specifically organized in February 1994 by persons who have experience in the passenger rail and tourism industries in order to offer a unique passenger train service in the Florida tourist market. The Company intends to capitalize upon the Florida tourist base by developing and operating an entertainment-based passenger rail service, the "Florida Fun-Train", between South and Central Florida.

         Florida attracts tourists from across the world and was the top tourist destination in the United States in 1995. Over the last several years Florida has had an annual tourist base of approximately 40 million persons. South Florida not only contains a number of well-known tourist destinations, but is also a key entry point into the state for cruise ships entering and leaving the Port of Miami and Port Everglades (Fort Lauderdale), as well as tourists utilizing Miami International and Hollywood-Fort Lauderdale Airports. Central Florida (Greater Orlando) plays host to world renowned tourist destinations such as Universal Studios Florida, Walt Disney World, Sea World, Kennedy Space Center and Port Canaveral. In 1994, approximately 14 million people traveled between South and Central Florida.

         The Fun-Train concept is to provide an enjoyable, high-quality entertainment alternative to other means of transportation between South and Central Florida. The Company's goal is to maximize the entertainment value of the travel time while providing an efficient, safe and reliable form of transportation at a reasonable price. The Florida Fun-Train is being designed to provide passengers with a unique overland leisure excursion and the Company expects to accomplish this through the use of various entertainment features, including "virtual reality" and a variety of "high-tech" video games, as well as dining, dancing and lounge cars offering a variety of live entertainment. It is anticipated that the exterior of the Florida Fun-Train will be designed to have the appearance of a colorful, ultra-modern train. The train's colors will be vibrant unlike the typical passenger train in the United States. The Company intends to provide a high level of service ("customer care") in order to accommodate its passengers; to facilitate this the Company has hired an employee (vice president) who is specifically charged with these duties.

         The Company expects that most of its passengers will be tourists, and that the Company's service will be offered as an "extension" of the passenger's vacation. As such, management of the Company believes it will be able to capture both a portion of the tourist market intent on travelling between South and Central Florida while also encouraging travel on the Florida Fun-Train by tourists and residents who would not otherwise make the trip. Currently, travel is made between South and Central Florida primarily by either automobile or airplane. The Company believes the Florida Fun-Train will generally offer price advantages to travelling by airplane. Travelling by automobile or airplane does not offer the entertainment value provided on the Florida Fun-Train.

         The Company has taken significant steps to commence the operation of the Florida Fun-Train. In that regard, the Company has: purchased its first passenger car; entered into an agreement with Rader Railcar II, Inc. ("RRI") to manufacture the remaining railcars for the Florida Fun-Train; entered into an agreement with CSX Transportation, Inc. ("CSXT") for track use; entered into an agreement with the Florida Department of Transportation ("FDOT") for certain track usage in South Florida ; selected a prospective terminal site on the Orlando International Airport property and entered into a letter of intent with the Greater Orlando Aviation Authority ("GOAA") and is currently negotiating with the Orlando Utilities Commission ("OUC") in connection with that site and for the rights to use OUC tracks leading into the proposed site in the Greater Orlando area; is finalizing negotiations with National Railroad Passenger Corporation ("Amtrak") for certain technical services in connection with the Florida Fun-Train; has received a market study by an outside consultant; entered into an agreement with Universal Studios for joint marketing and sales efforts in connection with Florida Fun-Train services; and entered into a track rights agreement with Florida East Coast Railway Company ("FEC") for future use.

         FLORIDA FUN-TRAIN EQUIPMENT AND TRACK RIGHTS

         The Company plans to commence operations of the Florida Fun-Train during the Fall 1997.


         8 Dome Passenger Cars      Each car will provide comfortable,
                                    spacious seating and meal service
                                    for approximately 75 passengers
                                    (which includes the initial
                                    prototype car already owned by the
                                    Company).

         4 Bilevel Entertain-
         ment Cars*                 These cars will consist of (i) one
                                    "tropical-themed bar/lounge car"
                                    which will sell cocktails,
                                    beverages and high-end
                                    appetizers and offer live
                                    entertainment including
                                    music for listening and/or
                                    dancing (to be provided by
                                    musicians or a disc
                                    jockey), (ii) one "video
                                    game and kidzone car" which
                                    will offer a variety of
                                    high-tech video games and
                                    virtual reality, as well as
                                    a separate children's play
                                    area (including a roving,
                                    close-up magician and/or
                                    clowns, etc.), (iii) one
                                    multi-media car which will
                                    include a custom designed,
                                    audio-visual presentation
                                    (the waiting area will have
                                    a concession and video
                                    facilities) and (iv) one
                                    "lounge car" to include an
                                    ice cream/pizza parlor, a
                                    gift shop, photo area, wine
                                    bar and pub and lounge
                                    area.

         1 Baggage Car              This car will provide storage space
                                    for the passengers' luggage.

----------
* The Fun-Train's operation will commence with less than eight passenger cars and/or less than four entertainment cars.


         The Company intends to have all of these railcars (except the baggage car which may be leased) constructed by Rader Railcar II, Inc.

         In addition, each Fun-Train intends to utilize three leased diesel locomotives, which will be repainted and may be remodeled to give the appearance of a sleek, high-speed locomotive. It is currently contemplated that one locomotive will be positioned on each end of the train, allowing the train to be operated in either direction without the need to turn the train around.

         The Company plans to initially operate the Florida Fun-Train between Fort Lauderdale and Orlando on currently existing FDOT and CSXT tracks.

         The tracks between Ft. Lauderdale and West Palm Beach which comprise part of the proposed route of the Florida Fun-Train are controlled by FDOT. The Company has entered into an agreement dated January 6, 1997 (the "FDOT Agreement"), with FDOT to obtain the use of this track. Pursuant to the FDOT Agreement, the Company will have access to and the use of that portion of the track between mile marker ("MM") 1034 located in Hialeah, Florida, and MM

965 located in West Palm Beach, Florida. In addition, the parties have agreed in principle (subject to further negotiation) to allow the Company the use of the Hialeah railroad maintenance facility and the Broward Boulevard Station (MM 1012.2) to be used as the southern terminal for the Florida Fun-Train. The FDOT Agreement is for a five-year term beginning upon the commencement of the Florida Fun-Train operations. The Company is required to pay the FDOT $500 for each one-way trip over the foregoing route which amount increases by $50 after each anniversary of the FDOT Agreement. Compensation for access to the Hialeah railroad maintenance facility and the Broward Boulevard Station is still to be negotiated by the parties.

         Pursuant to the FDOT Agreement, the Company has agreed to waive certain future claims, if any, against FDOT for losses or costs arising out of the use of FDOT's track, including those arising from the negligence or omissions of the FDOT. Further, the Company has agreed to indemnify FDOT from third-party claims, including but not limited to, personal injury claims, made against FDOT and arising from the Company's operations pursuant to the FDOT Agreement. The Company has also agreed to maintain at least $125 million in comprehensive general liability insurance with a $100,000 deductible (or self-insurance amount).

         The FDOT Agreement may be terminated if (i) the Florida Fun- Train does not commence operations within two years from the date of the FDOT Agreement,
(ii) the Company's operations are suspended for more than 90 days, (iii) there are more than ten independent suspensions in such operations, (iv) there is a material violation in the Company's obligations under the FDOT Agreement which is not cured upon 45 days' written notice, and (v) future high-speed rail operations are such that the route cannot be shared (in the FDOT's sole opinion, but with three year's notice to the Company).

         The CSXT Agreement dated October 31, 1996, provides for the use of CSXT's tracks between West Palm Beach and Orlando to be used for the operation of the Florida Fun-Train. The CSXT provides, in part, that the Company will initially pay CSXT the greater of $20 per train-mile, or 16% of the Company's gross ticket revenue (less discounts) from the Florida Fun-Train operations. The Company's payment requirements under the CSXT Agreement are as follows: the per train-mile amount is subject to various increases for inflation and other price adjustments including, (i) an annual increase, beginning January 1, 1999, in the per train-mile charge equal to the inflation index of the Association of American Railroads, (ii) a $50,000 per month reduction for the aggregate train-mile charge in 1997, 1998 and 1999, and (iii) a $2.20 increase in the per train-mile charge along with a limit in certain circumstances on the total annual compensation to CSXT beginning in the year 2000 and thereafter. In addition, the Company is required to maintain at least $300 million in comprehensive general liability insurance with a $100,000 deductible (or self-insurance).

         Pursuant to the CSXT Agreement, CSXT has agreed not to grant similar access rights to the subject rail corridor (between West Palm Beach and Orlando) to any other private rail passenger operator or contractor which would provide comparable conventional rail passenger service for the cruise ship market. The exclusivity provision specifically excepts the provision of access to the subject CSXT route by Amtrak and the Tri-County Commuter Rail Authority, as well as other publicly-funded authorities with statutory and/or contractual rights with respect thereto. The exclusivity also does not apply to high-speed rail activities. In addition, the exclusivity clause will be voidable at CSXT's option if (i) after the first year of operation, the Company does not operate at least 16 Florida Fun-Trains a week, or (ii) management of the Company changes significantly. The term of the agreement will be five years. In addition to the foregoing, the Company has agreed to sell up to 475,000 warrants to CSXT, exercisable at $4.50 per warrant with the initial installment of 75,000 warrants being exercisable upon the commencement of operations of the Florida Fun-Train and thereafter in four equal annual installments of 100,000 warrants each commencing January 1, 1998; no provision has been made herein for the effect of the issuance or exercise of these warrants when and if issued. Pursuant to the CSXT Agreement, the Company has appointed a CSXT representative, Albert B. Aftoora, to its Board of Directors.

         The track rights agreements that the Company has or is expected to have with track owners, will require the substantial amounts of general comprehensive liability insurance (up to $300 million in coverage). The Company has received proposals from various insurance brokers to assist it in obtaining the coverage. In this regard, the Company has selected an internationally- recognized insurance brokerage firm which has advised the Company that this type and amount of insurance is generally available, at reasonable rates, and it believes the Company will be able to secure a commitment for such insurance prior to the commencement of the Florida Fun-Train's operations.

         The initial terminal locations are planned to be in Fort Lauderdale (which is located in the center of the metropolitan area comprising Dade, Broward and Palm Beach Counties) and in the Greater Orlando area, the home of Walt Disney World, Universal Studios Florida, Sea World and numerous other attractions.

         As part of the FDOT Agreement, the Company and the FDOT have agreed in principle to negotiate a formal agreement to provide for the Company's use of an existing railroad terminal (which is currently used by Tri-Rail and Amtrak) located on a rail corridor in Broward County and which is proximate to the intersection of I-95 and Broward Boulevard. This site will serve as the southern terminal for the Florida Fun-Train. The Company is also negotiating with Tri-Rail for the right to use various sidings along this section of the route, including those near the aforementioned terminal site and with Amtrak for the use of the rail maintenance facility in Hialeah, FL. The proposed northern terminal location is on Orlando International Airport property controlled by GOAA and OUC. The Company has commenced negotiations with OUC and GOAA in this regard. OUC has advised the Company that it may construct a rail terminal and platform on its main line near Boggy Creek Road (which is proximate to the Orlando International Airport), and for the rights to use OUC tracks leading to the proposed site. Further, the Company is negotiating with OUC for rights to temporarily "store" the Florida Fun-Train on this property. Although the Company is attempting to obtain funding for the northern terminal from state and/or local governments, final terms regarding the construction of these facilities have not been negotiated, and there can be no assurance that any such negotiations will be successful.

         The estimated travel time for the Florida Fun-Train between Central Florida and South Florida is just in excess of four hours. To serve the general domestic and international tourist market, the Company plans to offer daily weekday service origination in South Florida in the morning and in Central Florida in the afternoon. To serve the South Florida weekend cruise market (Port Everglades and Port of Miami) the Company plans to offer special inbound and outbound service for cruise passengers.

         The Company is currently negotiating with Amtrak for the provision of technical services by the latter in connection with the operation of the Florida Fun-Train. These technical services may include the provision of train and engine crews, maintenance of equipment, fuel and leasing of locomotives and a baggage car. The Company expects to reach an agreement with Amtrak in this regard in the near future. As part of these negotiations, the Company has requested Amtrak's consent to the Company's use of the CSXT track, as required by the CSXT Agreement.

         MARKET

         The Florida Fun-Train's principal market is approximately 40 million persons who visit Florida each year. The Company also intends to rely for passengers on the more than 1.4 million residents of the Central Florida (principally the Greater Orlando metropolitan area) and the more than 3.3 million residents of the South Florida (Miami/Ft. Lauderdale) metropolitan area, as well as on the rest of the more than 13.4 million residents of Florida. According to a recent study, Florida's population and tourist base are expected to continue to grow significantly during the next decade; however, the rates of growth are expected to slow some during the 1990's, the growth in portions of Florida's tourism industry slowed, with some areas and attractions experiencing declines. According to the same study, in 1994 approximately 14 million persons traveled between Central and South Florida. Of these trips, 55% were for tourism/recreation, 24% were for family/personal reasons, and 21% were for business. SOURCE: "1994 Florida Visitor Study," Florida Department of Commerce, Bureau of Economic Analysis, Tallahassee, FL (1995).

         From 1980 to 1995 the number of annual visitors to Florida increased by 105%, from 20 million to 41.3 million. According to the Florida Department of Transportation, approximately half of these visitors arrived without an automobile. From 1980 to 1995, the resident population of Florida increased from
9.7 million to 14.4 million, a 49% increase. During that period, the population of Central Florida increased by 75%, from 800,000 to 1.4 million, and the South Florida population grew from 2.6 million to 3.5 million, a 35% increase. SOURCE:
Florida Department of Commerce, Division of Economic Development, Bureau of Economic Analysis. The recent slowdown has been attributed, in part, to highly-publicized criminal attacks on tourists, and increasing competition from other tourist destinations in the U.S. and the Caribbean region as well as economic problems in some of Florida's overseas tourism markets.

         The Company's planned operations may be materially adversely affected by declining growth or an absolute decline in the number of tourists visiting Florida; however, the Company believes that, by offering a unique and safe tourist attraction and service, it can attract the passenger base needed for profitability, notwithstanding possible adverse trends in the growth of the Florida tourist market as a whole.

         Given the status of both Central Florida and South Florida as major tourist destinations, as well as the size of the underlying metropolitan areas, the Company sees great potential in the market for transportation between the two areas. The Company plans to target the tourists and residents already traveling between the two destinations, but it also plans to stimulate, through a marketing effort, travel between the areas to be serviced by the Florida Fun-Train by persons who otherwise would not have made the trip. By providing a convenient, entertaining and reasonably priced service between South Florida and Central Florida, the Company's Fun-Train will be marketed as an inducement to South Florida visitors and residents to travel to Central Florida, and vice versa. Given the significant size of the potential market, the Company believes that it needs to capture only a small portion in order to be successful.

         According to the 1995 Department of Commerce Study, the greater Orlando area was the fastest growing metropolitan statistical area in Florida in the early 1990's. The greater Orlando area added nearly 172,000 residents between 1990 and 1995 for an estimated population of 1.4 million. The Orlando area's rate of growth during this period was 2.5 times the United States average.

         Approximately 22.5 million passengers enplaned and deplaned at the Orlando International Airport in 1994, up from approximately

22.4 million in 1993 and 21.5 million in 1992. Of these passengers, approximately 11% were international visitors, primarily from Europe, Canada and, to a lesser extent, Latin America.

         Central Florida is filled with a number of attractions including Walt Disney World's Magic Kingdom, Epcot Center, Disney-MGM Studios, Universal Studios (Florida), Sea World of Florida, as well as Church Street Station, Seminole Greyhound Park (Turf Club) and Splendid China.

         Walt Disney World (and its related attractions) is one of the dominant components of the Central Florida economy; the relative influence of the Disney attractions has lessened with the significant development of other major tourist facilities. Walt Disney World's 1995 attendance was approximately 35.3 million, which was an amount over four times that for Central Florida's next most popular attraction (Universal Studios).

         One of the fastest growing components of the Central Florida economy is the convention industry. Orlando is one of the largest convention markets (in terms of number of delegates) in the United States. Reasons cited for the increasing popularity of Orlando as a location for conventions and conferences include the continuing development of area attractions, the addition of hotel rooms, and the increased availability of transportation.

         The Miami/Fort Lauderdale metropolitan area contains approximately 3.3 million residents and is also a major tourist destination, with numerous attractions, two major cruise ports, four major-league professional sports teams and miles of beaches. The area attracts millions of domestic and international visitors each year, who come for tourism, shopping, business and family visits. Miami is the financial and trade capital of Latin America, and Miami Beach, famous for its night life, is internationally known as a center for the fashion, music and movie industries. Fort Lauderdale, Miami and Miami Beach are also major convention destinations. Miami International Airport is the primary travel connection linking the Americas, the Caribbean, Europe and Africa. Served by approximately 135 airlines, more than any other airport in the world, Miami International Airport logs approximately 1,400 daily departures and arrivals. In 1995, over 33.5 million (14.5 million international) passengers flew to or from Miami.

         South Florida has expanded from its traditional role as a wintertime destination for North Americans to become a year-round destination for domestic and international visitors. South Americans now comprise 35% of annual international visitors, European visitors make up 27% of the annual total, visitors from Central America and the Caribbean account for 23%, and North Americans account for 15%.

         The Port of Miami is the home port to a world-leading fleet of 17 luxury cruise ships, including five of the world's largest passenger ships, which are expressly outfitted for pleasure cruise vacations. The Port of Miami handles approximately 3.2 million passengers per year from its 12 passenger terminals - more than any other cruise port.

         Port Everglades, located approximately 30 miles north of Miami in Fort Lauderdale, received in excess of 2.3 million cruise passengers during 1995. There are 32 cruise ships based at Port Everglades, with four cruise terminals just a short walk from the Broward County Convention Center.

         The Fort Lauderdale/Hollywood International Airport is another major transportation destination for tourists going to South Florida. In 1995 the airport handled approximately 8.6 million domestic passengers and 1.2 million international passengers. There are approximately 35 major airlines serving the Fort Lauderdale/Hollywood International Airport with 362 daily arrivals and departures. The airport is located just one and one-half miles from Port Everglades and the Broward County Convention Center.

         MARKETING

         The initial one-way ticket price for the Florida Fun-Train is expected to be in the range of $65-$75, and the per-passenger en route revenue (for food, beverages, entertainment and souvenirs) is expected to be in the range of $20-$25.

         On July 23, 1996, the Company engaged a third party to conduct a market study for the Company for the purpose of providing recommendations with respect to targeting market segments most likely to use the Florida Fun-Train, traffic volume (including seasonal fluctuations), schedules that would generate the highest volume of ridership, fare structure, types of entertainment, and key product attributes such as classes of service, language or other special requirements. This study includes conclusions based on discussions with wholesale travel and tour companies, rental car companies, airline and cruise lines. The total cost of this market study which was completed in late November 1996 (including reimbursement for professional fees and out-of-pocket expenses) was $176,800.

         Over the next 12 months the Company plans to develop and implement its sales and marketing efforts. The Company plans to hire approximately four employees who will begin marketing the Company to the travel and tour industries. Among other things these employees will market and sell tickets (passenger seats) through wholesale travel and tour operators and retail travel agents. Wholesale tour operators have historically represented a material source of business for the travel industry in South and Central Florida, particularly in the cruise and lodging businesses.

While the Company cannot anticipate what percentage of its future business will be with wholesale tour operators it is expected that wholesalers will represent approximately one-half of its business.

         In addition, marketing efforts which feature the Company's services are presently planned through various channels such as trade shows and conferences, as well as advertising in various tour industry publications as well as to the general public. During this stage, the Company plans to sell Fun-Train tickets through an internal reservation system which must be developed. The Company also may negotiate computer time-sharing or other arrangements with third parties which operate systems for or similar to those used by the travel and tour industries. In addition, the Company intends to attempt to market its services and sell tickets by means of joint arrangements with cruise lines, airlines and hotels. General advertising on radio and television and in periodicals, newspapers and other media, is also planned as an important component of the Company's marketing program. The Company anticipates that national and international marketing and sales efforts will enhance business, while the implementation and execution of a yield management system and reservations program will increase incremental revenues.

         On October 30, 1996, the Company entered into an agreement with Universal Studios Florida (a major Central Florida tourist attraction) for joint advertising, promotion and publicity programs in order to form a "strategic alliance" for on-going joint activities from November 4, 1996 to December 31, 1998.

FUTURE ENTERTAINMENT TRAINS

         After the introduction of the Florida Fun-Train, and assuming the Company has sufficient capital available, it expects to provide "Fun-Train" passenger service between South Florida and the Florida Space Coast (near the Kennedy Space Center). The Space Coast Fun-Train is expected to provide daily round-trip service at a fixed price which will include a full tour of the Kennedy Space Center. The Kennedy Space Center is one of Florida's most popular tourist attractions, receiving over 2.1 million visitors in 1994 and is especially popular with international tourists. The Company expects to market the Space Coast Fun-Train as a convenient and entertaining travel opportunity to see the Kennedy Space Center. The Space Coast Fun-Train will operate over existing tracks owned and operated by FEC.

         On February 28, 1995, the Company entered into an agreement with FEC for the use of certain track rights in the Miami-Fort Lauderdale-West Palm Beach-Titusville corridor. The ten-year term of the FEC agreement starts when the Space Coast Fun-Train is operational and the agreement provides for a standard, per-car mileage charge of $1.20 per car-mile (which is equivalent to $18 per train-mile based on the minimum FEC 15-car train requirement), payable monthly, with a minimum guaranteed annual amount of $500,000 per route to be paid by the Company to FEC. When the Space Coast Fun-Train is operable, the minimum payment will be $500,000 per annum. The Company will operate the Space Coast Fun-Train with locomotives it provides subject to dispatching (and related controls) by FEC. The agreement provides for limited exclusivity to the Company to operate "Fun-Train" type train services and/or services to cruise lines over the prescribed route, with certain exceptions. Further, the Company is obliged to indemnify FEC for claims under actions arising from the operation of the Space Coast Fun-Train, and the Company is obliged to obtain a minimum of $200 million in comprehensive general liability insurance coverage in favor of FEC, with a $100,000 deductible.

GENERAL

         COMPETITION

         Generally, the Company faces extensive competition for the spending of leisure time and dollars from numerous attractions in the tourist entertainment sector. The success of its proposed operations will depend primarily on its ability to quickly develop an entertaining, high-quality, efficient, safe and reliable service, as well as its ability to market such service and secure consumer acceptance. It is uncertain whether the Company will be successful in these efforts.

         With regard to the proposed operations of the Florida Fun- Train, numerous companies, most of which are substantially larger than the Company and have much greater financial and other resources, offer alternative modes of transportation over the proposed Florida Fun-Train route. In addition to the extensive competition in the transportation sector, the Company faces extensive competition for the spending of leisure time and dollars from numerous attractions in the tourist entertainment sector. These alternative modes of transportation, offer transportation that is less expensive and/or faster than the Company's proposed rail service. Most of these competitors already enjoy an established presence in the Florida transportation and tourism markets. The Company expects to compete on the basis of what will be its unique product, which will provide a combined package of transportation and entertainment.

         The Company believes that the principal transportation competition for the Florida Fun-Train will be from airlines, automobiles and inter-city buses. While air travel is a faster means of transportation, it is generally more expensive than the Company's proposed fares; however, there are certain low-fare air carriers operating in the South Florida/Orlando corridor. Further the Company believes that airline travel does not provide significantly greater convenience within the scope of the Florida Fun-Train's projected routes. Automobile travel is, on the other hand, less expensive, but lacks the convenience and ease of transport expected to be provided by the Florida Fun-Train. The Company is not aware of any other person or entity currently planning to provide a service directly competitive with the Florida Fun-Train; however, the Company is generally aware of the fact that Walt Disney Company has indicated from time to time its interest in establishing a rail link between its operations in greater Orlando and one or more cruise ports in Florida. There can be no assurance that such a competitor will not appear before or after the Company commences Florida Fun-Train operations. In addition, Amtrak currently operates passenger train service between Miami/Fort Lauderdale and Orlando, Florida with numerous stops in between. The cost of a round-trip ticket on Amtrak between Miami/Fort Lauderdale and Orlando is currently $123 (first class service) and $55 (coach service). Presently Amtrak service does not include the "entertainment-type" service which the Company proposes to provide on the Florida Fun-Train; however, there can be no assurance that Amtrak will not improve its service and offer amenities similar to those proposed to be offered by the Company. The Company is currently negotiating with Amtrak for the latter to provide certain "technical services" for the Florida Fun-Train.

         With regard to the operation of D&SNG, two other popular railroads exist in Colorado: the Georgetown Loop and the Cumbres & Toltec Railroad. Located west of Denver, the Georgetown Loop is a seven-mile 70-minute excursion. The trains are pulled mainly by steam locomotives with the remainder being pulled by diesel locomotives. The Cumbres & Toltec, like D&SNG and the Georgetown Loop, is a narrow gauge scenic railroad. Its trains are pulled mainly by steam locomotives, with the remainder being pulled by diesel locomotives. The Cumbres & Toltec runs from Chama, New Mexico to Antonito, Colorado, a distance of 64 miles. Its closest boarding point to the D&SNG is located in Chama, approximately 100 miles from Durango. Although the Cumbres & Toltec is scenic, it does not travel through a national forest nor is it a registered National Historic Landmark. Owned by the States of New Mexico and Colorado, the Cumbres & Toltec is maintained primarily by volunteers. The termini of the Cumbres & Toltec are not "tourist towns" and do not have the same atmosphere or appeal as D&SNG.

         Competition could come from others entering the industry but is unlikely due to barriers to entry. There are few authentic steam locomotives in existence today making it very difficult to enter into competition with D&SNG. In addition, it would be nearly impossible for anyone to obtain right-of-way through the San Juan National Forest.

         GOVERNMENTAL REGULATION

         The Company's operations are (or will be) subject to safety regulation by the Federal Railroad Administration (which are administered in Florida by the Department of Transportation), as well as environmental regulation by federal and state agencies. The Company's operations are also required to maintain a state liquor license and a Special Tax Stamp issued by the Federal Bureau of Alcohol, Tobacco and Firearms, and it is subject to health and other regulations promulgated by federal, state and local authorities. D&SNG's operations are subject to rate, administrative and safety regulation by the Colorado Public Utilities Commission, as well as environmental regulation by federal and state agencies.

         The Company believes that its proposed operations as well as the operations of D&SNG are, and will be, in material compliance with all environmental laws and regulations, and it estimates that such compliance will not have any material adverse effect on its profitability or capital expenditures.

         EMPLOYEES

         At March 21, 1997, the Company employed 17 persons, eight of whom are senior management and the remaining nine are staff members. Over the next 12 months, the Company expects to hire approximately 70 persons. See "Plan of Operations." The Company also intends to rely extensively on independent contractors and the outsourcing of certain functions, e.g. marketing and rail operations. For a description of D&SNG's employees, see "-- The Durango & Silverton Narrow Gauge Railroad," above.

         Traditionally, railroad operating crews have been unionized, and with respect to the Florida Fun-Train operations the Company may have no alternative but to use a unionized crew. Further, while unionization among railroad passenger service workers is less prevalent than among crew members, there can be no assurance that the Company will not have to use unionized personnel in passenger service positions as well. While the Company does not anticipate material labor relations problems and believes that it can reach mutually beneficial collective bargaining agreements with any unionized employees, there can be no assurance that these problems will be avoided. The Company is considering outsourcing its Florida Fun-Train rail operations.

                                     ITEM 2
                                     ------

                             DESCRIPTION OF PROPERTY
                             -----------------------


         The Company leases approximately 14,800 square feet of space in a facility located at 3700 North 29th Avenue, Suite 202, Hollywood, Florida 33020, pursuant to a ten-year lease at a monthly rental rate of $7,625. For a description of the properties of D&SNG see "Business -- The Durango & Silverton Narrow Gauge Railroad Company."

                                     ITEM 3
                                     ------

                                LEGAL PROCEEDINGS
                                -----------------


         Neither the Company nor D&SNG is a party to any material legal proceedings or arbitration proceedings, and to the best of the Company's knowledge and belief, none is contemplated or threatened.


                                     ITEM 4
                                     ------

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II
                                     -------

                                     ITEM 5
                                     ------

             MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS
             -------------------------------------------------------


         The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "FTRN"; however, there was no active trading market for the Common Stock until the Second Quarter of 1996, to the best knowledge of the company's management. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated in 1996 and 1997.

                                         HIGH              LOW
                                         ----              ---

1995:
         First Quarter                    -                 -
         Second Quarter                   -                 -
         Third Quarter                    -                 -
         Fourth Quarter                   -                 -

1996:
         First Quarter                    -                 -
         Second Quarter                 6.375              3.00
         Third Quarter                  6.25               3.00
         Fourth Quarter                 4.75               2.00

1997:
         First Quarter (through
         March 20, 1997)                2.75               1.75

         On March 20, 1997, the last reported sale price of the Common Stock was $2.375 per share. As of March 5, 1997, there were 379 holders of record of the Common Stock.

         The Company has not paid any dividends on its Common Stock. The Company intends to retain all earnings for use in its operations and to finance the development and the expansion of its business, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors. Any future decision with respect to dividends will depend on future earnings, future capital needs and the Company's operating and financial condition, among other factors. See "Plan of Operations."

                                     ITEM 6
                                     ------

                               PLAN OF OPERATIONS
                               ------------------

GENERAL

         The Company intends to provide its customers with innovative, quality, entertainment-based passenger rail service. The Company has been in the developmental stage and in 1996 it had no material operations; however, the Company has taken significant steps to commence operations of the Florida Fun-Train. In that regard, the Company has done the following: purchased its first passenger car; entered into an agreement with Rader Railcar II, Inc. ("RRI"), a company owned by a director and shareholder, to manufacture the remaining railcars for the Florida Fun-Train; entered into an agreement with CSX Transportation, Inc. for track use; entered into an agreement with the Florida Department of Transportation for certain track usage in South Florida; selected a prospective terminal site on the Orlando International Airport property and entered into a letter of intent with the Greater Orlando Aviation Authority and is currently negotiating with the Orlando Utilities Commission ("OUC")in connection with that site and for the rights to use OUC tracks leading thereto; commenced discussions with others regarding an alternative terminal location in the Greater Orlando area; negotiated with the National Railroad Passenger Corporation ("Amtrak") for certain technical services in connection with the Florida Fun-Train; completed a marketing study by an outside consultant (which included discussions with wholesale travel and tour companies, rental car companies, airlines and cruise lines); entered into an agreement with Universal Studios Florida for joint marketing and sales efforts in connection with the Florida Fun-Train services; and entered into a track rights agreement with Florida East Coast Railway Company (FEC) for future use. The Company anticipates commencing promotional rail service for the Florida Fun-Train in the Summer 1997, and full rail service in the Fall 1997. During the next twelve months the Company expects to have significant capital expenditures for railcar construction, terminal leasing and/or construction, track and leasehold improvements, and significant operating expenses for salaries, marketing and, when Fun-Train service commences, track use.

         The Company plans to use its currently available funds to pay the expenses and capital expenditures in connection with the commencement of the operations of the Florida Fun-Train and provide working capital from prospective leasing and financing opportunities to support the Florida Fun-Train's initial operations to the extent that cash flow from such operations is insufficient.

         The Company has agreed to purchase additional Fun-Train railcars pursuant to a construction agreement with RRI. The

Company has contracted to spend a maximum of approximately $8.8 million (including applicable sales taxes) to purchase up to 11 additional railcars. The Company expects to lease three diesel locomotives and a baggage car prior to commencing operations, and it estimates, based on currently available information, that three diesel locomotives and a baggage car are generally available for lease for approximately $53,000 per month.

         The railcar construction agreement with RRI required a significant down payment with the balance of the contract price to be paid in installments; however, this payment schedule will vary depending on the number and delivery schedules of the cars actually purchased. The Company expects certain of the railcars to be completed and delivery to begin in the Summer 1997 and it expects staggered delivery of additional railcars to continue during the Summer 1997 so that it can begin offering promotional rail service of the Florida Fun-Train at that time. Service is expected to begin with five passenger railcars in the Fall 1997 and it is anticipated to expand to eight passenger railcars by the Spring 1998.

         Before the Florida Fun-Train rail operations can commence, the Company must construct or otherwise obtain the use of terminals at each end of the proposed route. The Company is currently in negotiations in this regard and it is in the process of finalizing its cost estimates and determining the extent of governmental support for these activities, if any. During the next 12 months the Company expects to increase its work force from the seventeen persons currently employed by the Company (eight of whom are senior management). The Company will be required to hire approximately 70 additional employees; however, the exact number of employees is dependent on the Company's decision with respect to outsourcing its marketing and rail operations functions, etc.

ACQUISITION

         The Company has pursued its strategy of acquiring tourist destination railroads. In March 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"). The purchase price consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender;
(ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million. Portions of the seller financing are personally guaranteed by two of the Company's officers for which the Company will pay guaranty fees to the officers.

DEVELOPMENT STAGE ACTIVITIES AND LIQUIDITY
------------------------------------------

         GENERAL: During 1996, neither the Company nor its predecessor by merger, First American Railways, Inc., a Florida corporation, had any revenue from operations.The Company has had accumulated losses of approximately $3.9 million for the period from February 14, 1994 (incorporation) through December 31, 1996. The Company expects such losses to continue at least through commencement of its full rail operations in the Fall 1997 and perhaps thereafter. Since inception through December 31, 1996, the Company's (and its predecessor's) activities have been funded by the private placement of its securities and by borrowings, the net cash proceeds from which have totaled approximately $15.2 million.

         EIGHT MONTHS ENDED DECEMBER 31, 1995: The Company explored various financing alternatives; however, no additional capital was raised during this period. Instead, it borrowed an additional $270,000 in order to support its operations. During this period, the Company had a net loss of $720,413 of which approximately $282,000 were expenses of offerings not completed. In addition, a significant amount of other expenses, principally the salaries of officers and employees, were expended in connection with capital raising activities.

         YEAR ENDED DECEMBER 31, 1996: In March 1996, the Company completed a private placement of securities in which it sold an aggregate 375,004 shares of common stock and issued $500,000 in convertible secured notes, bearing interest at 10% per annum, for aggregate net proceeds of approximately $394,000. In April, May 1996, the Company completed a private placement of securities in which it sold 4,050,274 shares of Common Stock valued at approximately $8.25 million, 3,950,271 Series A Redeemable Warrants exercisable at $3.50 per share, and issued approximately $8.25 million (principal amount) in convertible secured notes, bearing interest at 10% per annum, for aggregate net proceeds of approximately $14.2 million (of which approximately $416,000 was not cash consideration, but represented the conversion of the principal and accrued interest on certain secured promissory notes issued in the March 1996 private placement into securities sold in the April, May 1996 private placement).

         The Company used approximately $778,000 of the proceeds to repay approximately $333,000 in notes payable to related parties and others, and $445,000 to repay notes payable from the financing completed in March 1996. In addition, in June 1996 the Company made a payment of $536,000 representing the final payment (plus interest) due on the first railcar purchased. A material portion of the proceeds of the May 1996 private placement (approximately $830,000) were escrowed to pay the first year's interest on the convertible secured notes sold in that private placement. In October 1996, the Company made its initial interest payment. In

September and October 1996, the Company advanced $1.4 million to RRI for the commencement of construction of additional railcars.

         During the year ended December 31, 1996, the Company had a net loss of approximately $2.6 million. The major components of the loss were salary and payroll tax expense of approximately $947,000 resulting from the hiring of nine people (including five executives) during the year and the incurrence of approximately $452,000 of legal, accounting, professional and consulting fees for initial and ongoing railroad and marketing agreements, executive recruitment and general corporate purposes. The loss for the year ended December 31, 1996, was also impacted by net interest expense of approximately $167,000 resulting from the April - May private placement and the amortization of approximately $221,000 of deferred loan costs related to notes payable that were replaced in May 1996 and the convertible notes payable resulting from the April - May private placement.

         To date the Company has not generated any revenue and, as of December 31, 1996, it had accumulated losses of approximately $3.9 million. At December 31, 1996, the Company had working capital approximately of $7.2 million and stockholders' equity of approximately $4.3 million.

         LIQUIDITY: The Company's future cash requirements will be significant. The Company expects that the proceeds from the private placements, along with prospective leasing and financing opportunities which management believes are available on commercially reasonable terms, will be sufficient to enable the Company to commence operations of the Florida Fun-Train in the Fall 1997. There can be no assurance, however, that operations will in fact commence as scheduled, or that unanticipated problems will not arise which necessitate the need for additional financing. Additionally, there can be no assurance that the Company will be able to obtain or generate the required capital to commence operations of the Florida Fun-Train in the Fall 1997.

         In connection with the acquisition of D&SNG by the Company, D&SNG borrowed, and the Company guaranteed $8.5 million from a commercial lending institution pursuant to a five-year term loan, portions of which were used to pay a pre-existing lender to fund a portion of the cash required to close the acquisition. The balance was used for working capital for D&SNG's operations (approximately $1 million). This working capital and the funds generated from D&SNG's operations are expected to be adequate to meet D&SNG's cash requirements (including capital expenditures and debt service) for 1997. There are no material short-term or long-term commitments for capital expenditures; however, the Company anticipates expenditures in 1997 for property and equipment, but has not yet finalized its plan in this regard, and does not expect such expenditures to be material. Additionally, D&SNG is expected to incur in excess of $2 million of interest and principal payments in 1997 resulting from the $8.5 million term loan and the $10.05 million seller financing. Although D&SNG's business and cash flow are historically seasonal in nature with the peak season being the months of June, July and August, the seasonality is not expected to have a material adverse impact on the Company's ability to meet cash requirements from existing cash sources.

         Capital expenditures and debt service in 1998 and subsequent years are expected to be funded from the working capital generated from D&SNG's operations. In the event that the working capital from D&SNG is not adequate to fund D&SNG's cash requirements in 1998 and subsequent years, D&SNG will seek to obtain unsecured lines of credit, or will borrow funds from the Company, if available; however, there can be no assurance that these sources of funds will be available to D&SNG in the future.

         Further, there can be no assurance that the Company will not experience adverse changes in its business prospects, its proposed operations, in the transportation or tourism industries, or the U.S. economy generally.

                                     ITEM 7
                                     ------

                              FINANCIAL STATEMENTS
                              --------------------


         The financial statements are included herein beginning at page F-1.

                                     ITEM 8
                                     ------

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
               ---------------------------------------------------


         On May 6, 1996, the Registrant's Board of Directors voted to engage BDO Seidman, LLP to act as the Registrant's independent certified public accountants, thereby dismissing and replacing Hansen, Barnett & Maxwell, P.C. The former accountants' reports for the Registrant's last two fiscal years did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Registrant and the former accountants with regard to any matters which would have caused such accountants to make reference to the subject matter thereof with their report.


                                    PART III
                                    --------

                                     ITEM 9
                                     ------

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
                -------------------------------------------------

         The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" and "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement").

                                     ITEM 10
                                     -------

                             EXECUTIVE COMPENSATION
                             ----------------------

         The information required by this item with respect to the executive compensation is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 1997 Proxy Statement.

                                     ITEM 11
                                     -------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

         The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1997 Proxy Statement.

                                     ITEM 12
                                     -------

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------


         The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement.


                                     ITEM 13
                                     -------

                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

         (a) FINANCIAL STATEMENTS AND EXHIBITS

             FINANCIAL STATEMENTS

             The consolidated financial statements of the Company and its subsidiaries filed as part of this Annual Report on Form 10-KSB are listed in
Item 7 of this Annual Report on Form 10-KSB, which listing is hereby incorporated by reference.

          EXHIBITS
          --------

   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------

         3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on May 30, 1996.

         3.2                        Plan and Articles of Merger are
                                    hereby incorporated by reference to
                                    Exhibit 3.2 of the Registrant's
                                    Registration Statement on Form 8-A
                                    filed with the SEC on May 30, 1996.

         3.3                        Amended Bylaws.**

         4.1 Form of Common Stock Certificate is hereby incorporated by reference to
                                    Exhibit 4.1 of the Registrant's
                                    Registration Statement on Form 8-A
                                    filed with the SEC on May 30, 1996.

         4.2                        Form of Series A Redeemable Warrant
                                    Agreement.*

         4.3                        Series A Redeemable Warrant
                                    Agreement.*

         4.4                        Form of Financial Advisory Warrant
                                    Certificate.*

         4.5                        Financial Advisory Warrant
                                    Agreement.*

         4.6                        Common Stock Purchase Warrant
                                    Certificate held by Charles E.
                                    Bradshaw, Jr., dated March 13,
                                    1997.**


         10.1 Agreement effective as of June 28, 1994, between First American-Florida and Rader Railcar, Inc., as amended.*

         10.2 Employment Agreement dated February 16, 1994, between First American-Florida and Allen C. Harper.*

         10.3 Employment Agreement dated December 2, 1996, between the Registrant and Gordon L. Downing.**

         10.4                       Employment Agreement dated July 1,
                                    1994, between First American-
                                    Florida and Michael J. Acierno,
                                    as amended.*

         10.5 Employment Agreement dated July 1, 1996, between the Registrant and Raymond Monteleone, as amended.*

         10.6 Agreement dated February 28, 1995, between First American-Florida and Florida East Coast Railway Company.*

         10.7 Form of Non-Competition Agreement between Thomas G. Rader and First American-Florida.*

         10.8 Railcar Construction Agreement (without appendices) between Rader Railcar II, Inc. and Fun Trains, Inc. dated October 23, 1996.*

         10.9 Financial Advisory and Consulting Agreement between the Registrant and International Capital Growth, LLC, dated April 26, 1996*, as amended December 5, 1996.**

         10.10 Note Escrow Agreement between the Registrant, Capital Growth Interna-tional, LLC, and Sterling National Bank and Trust Company of New York dated April 26, 1996.*

         10.11                      Form of Convertible Secured Note.*

         10.12 Employment Agreement dated October 15, 1996, between the Registrant and William T. Nanovsky.*

         10.13 Employment Agreement dated October 9, 1996, between the Registrant and Donald P. Cumming.*

         10.14 Employment Agreement dated August 23, 1996, between the Registrant and Thomas E. Blayney.*

         10.15 Employment Agreement dated September 30, 1996, between the Registrant and Pamela S. Petcash.*

         10.16 Form of Confidentiality and Non-competition Agreement between the Registrant's executive employees and the Registrant.*

         10.17                      Consulting Agreement between
                                    Management Resource Group, Inc. and
                                    the Registrant dated July 23, 1996.*

         10.18 Agreement between Universal Studios Florida and the Registrant, dated October 30, 1996.*

         10.19 Agreement between CSX Transporta-tion, Inc. and the Registrant, dated October 31, 1996.*

         10.20                      Business Lease between Mandel
                                    Development, a Florida general
                                    partnership, and the Registrant,
                                    dated January 15, 1997.**

         10.21 Operating Agreement between the Florida Department of Transportation and the Registrant, dated January 6, 1997.**

         10.22                      Form of the Registrant's 1996 Non-
                                    Qualified Stock Option Plan.**

         10.23 Loan Agreement (without exhibits) between NationsBank, N.A. (South) and the Durango & Silverton Narrow Gauge Railroad Company, dated March 13, 1997.**

         10.24 Share Purchase Agreement between The Durango & Silverton Narrow Gauge Railroad Company and the Registrant, dated December 10, 1996, and
                                    Addendum to Share Purchase
                                    Agreement, dated February 28,
                                    1997.**

         10.25 Promissory Note in the amount of $4,200,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997.**

         10.26 Promissory Note in the amount of $5,850,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997.**

         10.27                      Registration Rights and Price
                                    Guaranty Agreement between Charles
                                    E. Bradshaw, Jr. and the Registrant,
                                    dated March 13, 1997.**

         16                         Letter dated May 10, 1996, from the
                                    Company's former accountants,
                                    Hansen, Barnett & Maxwell, to the
                                    Registrant is hereby incorporated by
                                    reference to Exhibit 16 to the
                                    Registrant's Current Report on Form
                                    8-K dated May 6, 1996.

         21                          Subsidiaries of the Registrant.**


         23.1                        Consent of BDO Seidman LLP.**

         27                          Financial Data Schedule.**

----------

* Incorporated by reference to the comparable exhibit numbers as contained in the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on August 6, 1996.

**       Filed herewith.



         (b)      REPORTS ON FORM 8-K FILED DURING THE
                  THREE MONTHS ENDED DECEMBER 31, 1996

                  There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MARCH 28, 1997             FIRST AMERICAN RAILWAYS, INC.


                                         BY: /s/ ALLEN C. HARPER
                                             -----------------------------
                                             ALLEN C. HARPER, CHAIRMAN OF THE
                                             BOARD  OF  DIRECTORS  AND  CHIEF
                                             EXECUTIVE OFFICER

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                DATE

/s/ ALLEN C. HARPER         CHAIRMAN OF THE BOARD                March 27, 1997
-------------------------   AND CHIEF EXECUTIVE
ALLEN C. HARPER             OFFICER (PRINCIPAL
                            EXECUTIVE OFFICER)

/s/ RAYMOND MONTELEONE      PRESIDENT, CHIEF OPERATING           March 27, 1997
-------------------------   OFFICER AND DIRECTOR
RAYMOND MONTELEONE

/s/ WILLIAM T. NANOVSKY     VICE PRESIDENT, SECRETARY,           March 27, 1997
-------------------------   TREASURER AND CHIEF FINANCIAL
WILLIAM T. NANOVSKY         OFFICER (PRINCIPAL FINANCIAL
                            OFFICER)

/s/ DONALD P. CUMMING       VICE PRESIDENT AND CONTROLLER        March 27, 1997
-------------------------   AND CHIEF ACCOUNTING OFFICER
DONALD P. CUMMING           (PRINCIPAL ACCOUNTING OFFICER)

/s/ THOMAS G. RADER         DIRECTOR                             March 27, 1997
-------------------------
THOMAS G. RADER

/s/ DAVID RUSH              DIRECTOR                             March 27, 1997
-------------------------
DAVID RUSH

/s/ LUIGI SALVANESCHI       DIRECTOR                             March 27, 1997
-------------------------
LUIGI SALVANESCHI

/s/ GLENN P. MICHAEL        DIRECTOR                             March 27, 1997
-------------------------
GLENN P. MICHAEL

/s/ ALBERT B. AFTOORA       DIRECTOR                             March 27, 1997
-------------------------
ALBERT B. AFTOORA

                            DIRECTOR                                     , 1997
-------------------------
CHARLES E. BRADSHAW, JR.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                           INDEX

                                                                           PAGE
                                                                           ----

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F - 2

             BALANCE SHEET                                                 F - 3

             STATEMENTS OF OPERATIONS                                      F - 4

             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                  F - 5

             STATEMENTS OF CASH FLOWS                                      F - 6

             NOTES TO FINANCIAL STATEMENTS                                 F - 7

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of First American Railways, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of First American Railways, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, the eight months ended December 31, 1995 and the cumulative period from February 14, 1994 (incorporation) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Railways, Inc., (a development stage company) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, the eight months ended December 31, 1995 and the cumulative period from February 14, 1994 (incorporation) through December 31, 1996 in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP


Miami, Florida
January 14, 1997, except for Note 9
which is as of March 13, 1997

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            BALANCE SHEET


                                                         DECEMBER 31, 1996
                                                         -----------------
ASSETS

CURRENT
  Cash                                                     $  7,174,020
  Restricted cash (Note 7)                                      430,834
                                                           ------------
     Cash and cash items                                      7,604,854
  Prepaids and other                                            255,372
                                                           ------------
Total current assets                                          7,860,226
Fixed assets, net (Note 2)                                    2,413,320
Deposit for acquisition (Note 9)                              2,000,000
Deferred loan costs, net (Note 7)                               867,107
                                                           ------------
                                                           $ 13,140,653
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable                                         $    166,722
  Accrued liabilities                                           459,561
                                                           ------------
Total current liabilities                                       626,283
Convertible notes payable, net (Note 7)                       8,250,682
                                                           ------------
                                                              8,876,965
                                                           ------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY  (NOTES 5 AND 7)
  Preferred stock, $.001 par value,
     500,000 shares authorized                                       --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     9,061,078 shares issued and outstanding                      9,061
  Additional paid-in capital                                  8,189,798
  Deficit accumulated during the development stage           (3,935,171)
                                                           ------------
TOTAL STOCKHOLDERS' EQUITY                                    4,263,688
                                                           ------------
                                                           $ 13,140,653
                                                           ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS

                                        CUMULATIVE FROM
                                       FEBRUARY 14, 1994                        FOR THE
                                        (INCORPORATION)                      EIGHT MONTHS
                                            THROUGH        FOR THE YEAR          ENDED
                                          DECEMBER 31,   ENDED DECEMBER 31,  DECEMBER 31,
                                              1996              1996            1995
                                       ----------------- ------------------ -------------
EXPENSES:
  Salaries and payroll taxes              $ 1,551,549      $   946,750      $   242,007
  General and administrative                  723,567          522,237          125,723
  Interest, net (Note 2)                      185,990          166,911           19,079
  Legal and accounting fees                   221,648          217,733            3,464
  Professional and consulting fees            293,873          234,501           46,802
  Marketing study                             176,800          176,800             --
  Trackage rights expenses                     46,107           46,107             --
  Amortization of deferred loan costs
    (Note 7)                                  220,722          220,722             --
  Depreciation                                  8,352            6,172            1,088
  Expenses from offerings
    not completed                             506,563           57,829          282,250
                                          -----------      -----------      -----------
Total expenses                              3,935,171        2,595,762         (720,413)
                                          ===========      ===========      ===========
Net loss, representing deficit
 accumulated during the
 development stage                        $(3,935,171)     $(2,595,762)     $  (720,413)
                                          ===========      ===========      ===========
Weighted average number of
  common shares outstanding
  (Note 1)                                                   7,623,050        4,275,000
                                                           ===========      ===========
Net loss per common share                                  $      (.34)     $      (.17)
                                                           ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                  DEFICIT
                                                         COMMON STOCK            ADDITIONAL     ACCUMULATED
                                                    ----------------------        PAID-IN       DURING THE
                                                     SHARES        AMOUNT         APITAL    DEVELOPMENT STAGE
                                                    --------      --------     ------------  -----------------
Balance at February 14, 1994 and
  April 30, 1994                                         --       $   --       $      --        $      --
Initial capitalization for cash at $0.0046
   per share (Note 5(b))                            3,854,430        3,854          14,146             --
Issuance of common stock for cash
   at $2.29 per share, net of offering
   costs of $20,965 (Note 5(c))                       420,570          421         960,614             --
Capital contribution - forgiven salaries                 --           --           136,000             --
Net loss                                                 --           --              --           (618,996)
                                                    ---------     --------     -----------      -----------
Balance at April 30, 1995                           4,275,000        4,275       1,110,760         (618,996)
Net loss                                                 --           --              --           (720,413)
                                                    ---------     --------     -----------      -----------
Balance at December 31, 1995                        4,275,000        4,275       1,110,760       (1,339,409)
Issuance of common stock in connection
   with Stage I offering, net of
   offering costs of $11,692 (Note 7)                 375,004          375          42,933             --
Issuance of common stock in connection
   with Stage II offering, net of offering
   costs of $1,247,967 (Note 7)                     4,050,274        4,050       6,998,666             --
Merger with Asia-America Corporation
   (Note 5(a))                                        350,000          350            (350)            --
Issuance of common stock to officer (Note 4(a))        10,800           11          37,789             --
Net loss                                                 --           --              --         (2,595,762)
                                                    ---------     --------     -----------      -----------
Balance at December 31, 1996                        9,061,078     $  9,061     $ 8,189,798      $(3,935,171)
                                                    =========     ========     ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS


                                                   CUMULATIVE FROM
                                                   FEBRUARY 14, 1994                          FOR THE EIGHT
                                                    (INCORPORATION)      FOR THE YEAR ENDED   MONTHS ENDED
                                                       THROUGH               DECEMBER 31,      DECEMBER 31,
                                                   DECEMBER 31, 1996            1996              1995
                                                   -----------------     ------------------   -------------
OPERATING ACTIVITIES:
   Net loss                                           $ (3,935,171)        $ (2,595,762)        $(720,413)
   Adjustments to reconcile net loss to
       net cash used by operating activities:
      Salaries forgiven                                    136,000                 --                --
      Depreciation                                           8,352                6,172             1,088
      Amortization of deferred loan costs                  220,722              220,722              --
      Salaries paid with common stock                       37,800               37,800              --
      Write-off of deferred offering costs                  25,000                 --              25,000
      Increase in restricted cash                         (430,834)            (430,834)             --
      Increase in prepaids and other                      (255,372)            (253,692)             --
      Increase (decrease) in accounts payable              166,722              (29,354)          173,954
      Increase in accrued liabilities                      459,561              338,591           120,970
                                                      ------------         ------------         ---------
   Total adjustments                                       367,951             (110,595)          321,012
                                                      ------------         ------------         ---------
   Net cash used by operating activities                (3,567,220)          (2,706,357)         (399,401)
                                                      ------------         ------------         ---------
INVESTING ACTIVITIES:
  Capital expenditures                                  (2,421,672)          (2,063,500)             --
  Deposit for acquisition                               (2,000,000)          (2,000,000)             --
                                                      ------------         ------------         ---------
  Net cash used in investing activities                 (4,421,672)          (4,063,500)             --
                                                      ------------         ------------         ---------
FINANCING ACTIVITIES:
   Borrowings from related parties                         338,388               68,388           270,000
   Repayments of notes payable to related
     parties and others                                   (338,388)            (333,388)           (5,000)
   Net proceeds from issuance of notes payable           8,695,682            8,695,682              --
   Repayment of notes payable                             (445,000)            (445,000)             --
   Payment of loan costs                                (1,087,829)          (1,087,829)             --
   Net proceeds from issuance of common stock            8,025,059            7,046,024              --
   Payment of offering costs                               (25,000)                --                --
                                                      ------------         ------------         ---------
   Net cash provided by financing activities            15,162,912           13,943,877           265,000
                                                      ------------         ------------         ---------
Net increase (decrease) in cash                          7,174,020            7,174,020          (134,401)
Cash at beginning of period                                   --                   --             134,401
                                                      ------------         ------------         ---------


Cash at end of period                                 $  7,174,020         $  7,174,020         $    --
                                                      ============         ============         =========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                             $    542,731         $    542,731         $    --
                                                      ============         ============         =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF        ORGANIZATION AND BUSINESS
    SIGNIFICANT
    ACCOUNTING
                         First American Railways, Inc. ("the Company") was incorporated on February 14, 1994, in the state of Florida. The Company is a development stage entity, organized for the purpose of constructing, acquiring and marketing entertainment based passenger trains. Initially the Company intends to initiate service between Ft. Lauderdale and Orlando and subsequently to other parts of the United States and internationally. In March 1997 the Company acquired a tourist destination train ("scenic railroad") (Note 9) and subsequently will not be a development stage entity.

                      PREPARATION OF FINANCIAL STATEMENTS

                         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     FIXED ASSETS AND DEPRECIATION

                         Fixed assets are stated at cost less accumulated depreciation. Office and computer equipment are depreciated on the straight line basis over 3 to 5 years. Assets held for future use will be depreciated beginning at the time they are placed into service.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                     OFFERING COSTS

                         Costs incurred in connection with the Company's efforts to obtain additional financing through a public offering or private placement of securities are deferred and offset against the proceeds in stockholders' equity or charged to operations if an offering or placement is unsuccessful.

                     IMPAIRMENT

                         On January 1, 1996, the Company adopted Summary of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. During 1996 there have been no write-downs required in the accompanying financial statements.

                     STOCK-BASED COMPENSATION

                         Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which allows companies to either continue to account for stock-based compensation using APB 25, or to adopt a fair value based method of accounting. The Company intends to continue with its current method of accounting in accordance with APB 25 for employees, but has made the required proforma disclosures in accordance with SFAS No. 123.

                      FINANCIAL INSTRUMENTS

                         The carrying value of financial instruments including accounts and notes payable approximate their fair value at December 31, 1996.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                      INTEREST

                         Interest is capitalized to constructed assets during their construction period and is depreciated over their useful lives.

                      INCOME TAXES

                         The Company has no income since inception and accordingly has not provided for income taxes.

                      NET LOSS PER COMMON SHARE

                         Net loss per common share is based on the weighted average number of shares of common stock outstanding, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the contemplated public offering price is treated as outstanding for all periods presented. Stock options and warrants outstanding are not included since the effects of such inclusion would be anti-dilutive.



2. FIXED ASSETS, NET    The Company's fixed assets at December 31, 1996 are
                        summarized as follows:
                        Railcar held for future use               $ 810,000
                        Construction in process (Note 4 (b))      1,567,203
                        Office and computer equipment                44,469
                                                                 ----------
                                                                  2,421,672
                        Less accumulated depreciation                (8,352)
                                                                 ----------
                                                                 $2,413,320
                                                                 ==========

                         Pursuant to an agreement with Rader Railcar, Inc., a company owned by a director and shareholder, the Company had a railcar constructed at a

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                         cost of $850,000. The Company took delivery of the railcar on April 28, 1995 and at that time assumed the full risk of loss of such car. The balance was paid in June 1996 at which time title passed to the Company. In April 1996, Rader Railcar, Inc. entered into a lease agreement with Great Canadian Railtour Co. to lease the railcar for a period of seven months for $10,000 per month. In June 1996, the remaining proceeds of the lease were assigned to the Company and therefore, the Company received monthly lease payments of $10,000 through September 1996. Since this leasing activity is not the intended use of the railcar, the rental payments aggregating $40,000 were recorded as a reduction in the cost of the railcar. During 1996, interest of approximately $92,000 was capitalized as part of the cost of construction of the railcars (Note 4(b)).



3.   INCOME TAXES        At December 31, 1996, the Company had an accumulated
                         net loss of approximately $4,000,000 for financial reporting purposes. In general, expenses incurred during the development stage are capitalized for tax purposes as pre-operating expenses and are amortizable over a 60 month period commencing with the month in which active business begins.

                         The use of the losses is limited to future taxable earnings of the Company. For financial reporting purposes, the deferred tax asset of approximately $1,500,000 resulting from the future amortization of capitalized pre-operating expenses has been entirely offset by a valuation allowance.



4. COMMITMENTS        a) In 1996, the Company entered into one year
   AND                   employment agreements with seven of the officers of the
   CONTINGENCIES         Company to provide for annual aggregate initial base
                         compensation of $705,000 and payments in certain circumstances following a "change in control" of the Company. In addition, non-qualified stock options were granted to purchase 71,000 shares of common stock at the market price at the date of grant (ranging from $3.06 to $4.75 per share) of which

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                         25,665 vest immediately with the remaining 45,335 vesting equally in two annual increments. Additionally, in July 1996, the Company entered into a three year employment agreement with its President and Chief Operating Officer. The agreement provides for an initial annual base salary of $150,000 and a minimum annual bonus of $25,000 with minimum increases in the base salary to $175,000 on January 1, 1997, $189,000 on January 1, 1998 and $204,120 on January 1, 1999. In addition, nonqualified stock options will be granted annually to purchase a minimum of 30,000 shares of common stock. In connection with this agreement, in July 1996 the Company issued 10,800 shares of common stock and granted options to purchase 30,000 shares at $3.50 per share. In February 1997 the Board of Directors voted to amend this agreement. (Note 9)

                      b) In October 1996, the Company entered into an
                         agreement with Rader Railcar II, Inc. ("RRI"), a company owned by a director and shareholder, for design and production of up to eleven additional railcars for a total cost of approximately $8,800,000. Pursuant to the agreement the Company made a down payment of $1,400,000 to RRI. The agreement provides for delivery of various railcars over a period of several months beginning June 1997.

                      c) In October 1996, the Company signed an agreement
                         with CSX Transportation, Inc. ("CSXT") for use of its tracks between West Palm Beach and Orlando to be used for the operation of the Florida Fun-Train. The agreement with CSXT provides, in part, that the Company will pay CSXT the greater of $20 per train mile, or 16% of the Company's gross ticket revenue (less discounts) from the Florida Fun-Train operations. The per-train mile is subject to various increases for inflation and other price adjustments. In addition, the Company is required to maintain a minimum of $300 million in comprehensive general liability insurance with a minimum deductible (or self-insured). The agreement also provides for a certain degree of exclusivity of the Company's proposed rail operations. Specifically, CSXT has agreed not to grant similar access rights to the subject rail corridor (between West Palm Beach and Orlando) to any other private rail passenger operator or contractor which would provide comparable conventional rail passenger service (primarily servicing the cruise ship market). This exclusivity clause is voidable

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                         by CSXT upon the occurrence of certain conditions. The term of the agreement is five years. In addition, the Company has agreed to sell up to 475,000 warrants to CSXT, exercisable at $4.50 per warrant, with 75,000 warrants being exercisable upon commencement of operations of the Florida Fun-Train and thereafter in four equal annual installments of 100,000 warrants each commencing January 1, 1998. The Company has also appointed a CSXT representative to its Board of Directors.

                      d) In January 1997, the Company entered into a five
                         year agreement with Florida Department of Transportation ("FDOT") for the right to use the tracks between Ft. Lauderdale and West Palm Beach which comprise part of the proposed route of the Florida Fun-Train. The track usage fee will begin at $500 per one way trip and increase by $50 per one way trip annually. The Company and FDOT have agreed in principle (subject to ongoing negotiations) to allow the Company the right to use a railroad terminal in Broward County and the track rights to an existing railroad maintenance facility in Dade County.

                      e) In February 1995, the Company entered into an
                         agreement with the Florida East Coast Railway Company ("FEC") for the use of FEC track in connection with the Company's proposed rail operations. Under the agreement, the Company will pay a fee to the FEC upon commencement of operations of no less than either $500,000 per train, per year, or $18 per train mile (with a stipulated train size of 15 cars). Effective January 1 of the year in which the third anniversary of the commencement service occurs, and January 1 in every third year thereafter, the car mile rate and the minimum amount payable shall, upon the request of either party, be adjusted based on the "Consumer Price Index For Urban Wage Earners and Clerical Workers" unadjusted, as published by the Bureau of Labor Statistics, U.S. Department of Labor. The agreement will expire ten years from the date of commencement of service. At the conclusion of the initial ten year term, the company will have the right to extend the agreement for an additional ten year period upon twelve months advance notice to the FEC.

                      f) In January 1997, the Company entered into a ten year
                         lease for

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                         office and warehouse space requiring monthly payments of approximately $7,200 (subject to annual adjustment for inflation not to exceed 4%.) The lease may be terminated after five years upon the occurrence of certain conditions.

5. STOCKHOLDERS'
   EQUITY (DEFICIT)   a) In May 1995, the Company executed a stock split and
                         exchanged the 1,996,400 then outstanding shares of its common stock for 2,495,500 shares of common stock and changed the par value of its common stock from $.01 to no par. In February 1996, the Company executed a second stock split and exchanged the 2,495,500 shares of its common stock for 4,275,000 shares of common stock with no par value, 10,000,000 shares authorized to be issued. On April 26, 1996, the Company merged into Asia-America Corporation, a public company, and accounted for the transaction as a reverse acquisition for financial statement purposes, and was recapitalized with 9,050,278 shares of $.001 par value stock, 100,000,000 shares authorized to be issued. In connection with this transaction, there was no impact on the operating results of the Company and it resulted only in an adjustment to stockholders' equity. The components of stockholders' equity and all per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock splits and changes in par value.


                      b) In 1994, the Company issued 3,854,430 shares of
                         common stock to its initial shareholders for cash of $18,000.


                      c) In connection with a private placement, the Company
                         issued 420,570 shares of common stock for cash of $961,035 net of offering costs of $20,965.


                      d) In 1996, the Company granted two-year warrants to
                         purchase 12,500 shares of common stock at $3.50 per share to a shareholder, in consideration for extending the repayment terms of a loan made to the Company.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                      e) During 1996, the Company granted three year warrants
                         to purchase 100,000 shares of common stock at $2.50 per share (the market value at the date of grant) pursuant to a consulting agreement.


                      f) In May 1996, the Company entered into a two year
                         agreement with an underwriter to provide financial advising and consulting services. The agreement was amended in January 1997 to extend the agreement an additional eighteen months to October 1999 and to allow all fees through October 1999 to be paid in full by the issuance of 52,500 shares of common stock of the Company in January 1999. The agreement also provides for additional fees comprising of 3% to 5% of consideration paid for acquisitions or mergers with other companies, joint ventures, license and royalty agreements, etc., that the consultant arranges and 1.5% to 8% of the gross proceeds resulting from the sale of any securities issued by the Company.


 6. NOTES PAYABLE        In June 1995, the Company entered into a loan
    TO RELATED           agreement with a shareholder and director for up to
    PARTIES              $125,000, with simple interest of 18%. As of December
    AND OTHERS           31, 1995, the Company had borrowed $125,000. In
                         addition, the Company entered into loan agreements with two other shareholders for a total of $140,000 with simple interest of 18%. Subsequent to December 31, 1995, an additional $68,388 was borrowed from related parties bearing interest of 18% per annum. All loans were repaid with the proceeds of the private offering that closed in May 1996 (Note 7).

7. STAGE I AND II        In March 1996, the Company completed its Stage I
   FINANCING             financing. The Company received gross proceeds from
                         this private offering of $500,000 in exchange for $500,000 in notes payable bearing interest at 10% per annum, with a $55,000 original issue discount, and 375,004 shares of common stock valued at $55,000. Costs associated with the offering were $106,291.


                         In May 1996, the Company completed its Stage II financing. Total consideration of $16,501,365 from this private offering was received consisting of $16,085,000 in cash and the conversion of $412,500 in


                                      F14

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                         notes payable and $3,865 in accrued interest from Stage I financing. In connection with this transaction, $8,250,682 in five-year convertible notes bearing interest at 10% per annum were issued. Interest is payable semi-annually in April and October and the notes are convertible at $3.50 per share. In addition, 3,950,271 redeemable common stock purchase warrants and 4,050,274 shares of common stock valued at $8,250,683 were issued. Costs associated with the offering were $1,986,460. The Company used $778,388 of the net proceed to paydown $333,388 in notes payable to related parties and others and $445,000 in notes payable from the Stage I financing. In connection with the retirement of the Stage I debt, $94,599 of deferred loan costs was charged to operations as amortization of deferred loan costs. In addition, $55,000 of original issue discount was charged to operations as interest expense.


                         Prepaid interest of $829,924 representing the first year's interest on the Stage II debt was placed in escrow and was included as restricted cash in the accompanying balance sheet. The first interest payment was made in October 1996.


8. STOCK-BASED           The Company has elected to follow Accounting Principles
   COMPENSATION          Board Opinion No. 25 "Accounting for Stock Issued to
                         Employees" ("APB 25") in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options issued equaled the market price of the underlying stock or the close of grant, no compensation expense was recognized.


                         Under the Company's 1996 Non-Qualified Stock Option Plan, the Company may grant options to its employees, directors and external consultants up to 717,500 shares of the Company's common stock. All options granted to employees have 10 year terms and become fully exercisable at the end of the second year. All options granted to directors and external consultants have ten year terms and vest immediately. Statement of Financial Accounting Standards No. 123

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                         "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires the Company to provide proforma information regarding net loss and loss per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option on the date of grant by using the Black Scholes option-pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 6.5%; dividend yield of 0; volatility factors of the expected market price of the Company's common stock of .10; and weighted-average expected life of the option of 10 years.

                         Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per common share for the year ended December 31, 1996 would have been $2,633,644 and $.35, respectively. A summary of the Company's stock option activity, and related information for the year ended December 31, 1996, is as follows:




                                                            WEIGHTED
                                                            AVERAGE
                                             OPTIONS        EXERCISE PRICE
                                             -------        --------------
Outstanding, January 1, 1996                    --                --
Granted                                      138,700            $3.88
Exercised                                       --                --
Forfeited                                       --                --
                                             -------            -----
Outstanding, December 31, 1996               138,700            $3.88
                                             -------            -----
Exercisable at December 31, 1996              71,698            $3.77
                                             -------            -----
Weighted-average fair value of
  options granted during 1996                 $1.85
                                              -----

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                  (A DEVELOPMENTY STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS


                         Exercise prices for options outstanding and exercisable as of December 31, 1996 ranged from $3.06 to $4.75. The weighted average remaining contractual life of these options is approximately 9.8 years.

                         Subsequent to December 31, 1996, the Company granted an additional 332,000 ten year options at prices ranging form $2.375 to $3.50


9.  SUBSEQUENT EVENTS


                         In March 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company. The purchase price consisted of the following:
                         (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan to be provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996. Portions of the seller financing are personally guaranteed by two of the Company's officers for which the Company will pay annual guarantee fees aggregating $55,000 to the officers. In addition, in February 1997, the Board of Directors voted to amend the employment agreement of one of the officers (the President and Chief Operating Officer) to (i) extend the term of such agreement five years from the effective date of the personal guaranty, (ii) increase in certain circumstances, such employment severance package to three times his then - current compensation; and (iii) grant additional ten-year stock options covering 100,000 shares of common stock exercisable at the market price on the date of grant upon such officer's delivery of the aforementioned personal guaranty. This guaranty was provided in March 1997.

                         In March 1997, the Company entered into a two year unsecured line of credit agreement with a bank. Under the agreement the Company is able to borrow up to $1,000,000 at an interest rate of prime plus 2%. The agreement contains covenants that require certain operating and equity criteria to be met as well as other requirements customary to loan facilities of this nature.

                               INDEX TO EXHIBITS

   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------

         3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A filed with the SEC on May 30, 1996.

         3.2                        Plan and Articles of Merger are
                                    hereby incorporated by reference to
                                    Exhibit 3.2 of the Registrant's
                                    Registration Statement on Form 8-A
                                    filed with the SEC on May 30, 1996.

         3.3                        Amended Bylaws.**

         4.1 Form of Common Stock Certificate is hereby incorporated by reference to
                                    Exhibit 4.1 of the Registrant's
                                    Registration Statement on Form 8-A
                                    filed with the SEC on May 30, 1996.

         4.2                        Form of Series A Redeemable Warrant
                                    Agreement.*

         4.3                        Series A Redeemable Warrant
                                    Agreement.*

         4.4                        Form of Financial Advisory Warrant
                                    Certificate.*

         4.5                        Financial Advisory Warrant
                                    Agreement.*

         4.6                        Common Stock Purchase Warrant
                                    Certificate held by Charles E.
                                    Bradshaw, Jr., dated March 13,
                                    1997.**


         10.1 Agreement effective as of June 28, 1994, between First American-Florida and Rader Railcar, Inc., as amended.*

         10.2 Employment Agreement dated February 16, 1994, between First American-Florida and Allen C. Harper.*

         10.3 Employment Agreement dated December 2, 1996, between the Registrant and Gordon L. Downing.**

         10.4                       Employment Agreement dated July 1,
                                    1994, between First American-
                                    Florida and Michael J. Acierno,
                                    as amended.*

         10.5 Employment Agreement dated July 1, 1996, between the Registrant and Raymond Monteleone, as amended.*

         10.6 Agreement dated February 28, 1995, between First American-Florida and Florida East Coast Railway Company.*

         10.7 Form of Non-Competition Agreement between Thomas G. Rader and First American-Florida.*

         10.8 Railcar Construction Agreement (without appendices) between Rader Railcar II, Inc. and Fun Trains, Inc. dated October 23, 1996.*

         10.9 Financial Advisory and Consulting Agreement between the Registrant and International Capital Growth, LLC, dated April 26, 1996*, as amended December 5, 1996.**

         10.10 Note Escrow Agreement between the Registrant, Capital Growth Interna-tional, LLC, and Sterling National Bank and Trust Company of New York dated April 26, 1996.*

         10.11                      Form of Convertible Secured Note.*

         10.12 Employment Agreement dated October 15, 1996, between the Registrant and William T. Nanovsky.*

         10.13 Employment Agreement dated October 9, 1996, between the Registrant and Donald P. Cumming.*

         10.14 Employment Agreement dated August 23, 1996, between the Registrant and Thomas E. Blayney.*

         10.15 Employment Agreement dated September 30, 1996, between the Registrant and Pamela S. Petcash.*

         10.16 Form of Confidentiality and Non-competition Agreement between the Registrant's executive employees and the Registrant.*

         10.17                      Consulting Agreement between
                                    Management Resource Group, Inc. and
                                    the Registrant dated July 23, 1996.*

         10.18 Agreement between Universal Studios Florida and the Registrant, dated October 30, 1996.*

         10.19 Agreement between CSX Transporta-tion, Inc. and the Registrant, dated October 31, 1996.*

         10.20                      Business Lease between Mandel
                                    Development, a Florida general
                                    partnership, and the Registrant,
                                    dated January 15, 1997.**

         10.21 Operating Agreement between the Florida Department of Transportation and the Registrant, dated January 6, 1997.**

         10.22                      Form of the Registrant's 1996 Non-
                                    Qualified Stock Option Plan.**

         10.23 Loan Agreement (without exhibits) between NationsBank, N.A. (South) and the Durango & Silverton Narrow Gauge Railroad Company, dated March 13, 1997.**

         10.24 Share Purchase Agreement between The Durango & Silverton Narrow Gauge Railroad Company and the Registrant, dated December 10, 1996, and
                                    Addendum to Share Purchase
                                    Agreement, dated February 28,
                                    1997.**

         10.25 Promissory Note in the amount of $4,200,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997.**

         10.26 Promissory Note in the amount of $5,850,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997.**

         10.27                      Registration Rights and Price
                                    Guaranty Agreement between Charles
                                    E. Bradshaw, Jr. and the Registrant,
                                    dated March 13, 1997.**

         16                         Letter dated May 10, 1996, from the
                                    Company's former accountants,
                                    Hansen, Barnett & Maxwell, to the
                                    Registrant is hereby incorporated by
                                    reference to Exhibit 16 to the
                                    Registrant's Current Report on Form
                                    8-K dated May 6, 1996.

         21                          Subsidiaries of the Registrant.**

         23.1                        Consent of BDO Seidman LLP.**

         27                          Financial Data Schedule.**

----------

* Incorporated by reference to the comparable exhibit numbers as contained in the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on August 6, 1996.

**       Filed herewith.