Form 10QSB
period 1997-03-31
FIRST AMERICAN RAILWAYS INC
filed 1997-05-15
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                        Commission File Number 33-14751-D

                          FIRST AMERICAN RAILWAYS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its Charter)

                    NEVADA                                    87-0443800
                    ------                                    ----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


         3700 North 29th Avenue, Suite 202; Hollywood, Florida         33020
         -----------------------------------------------------         -----
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

    AT MAY 5, 1997             9,355,078 SHARES OF COMMON STOCK, PAR
                                    VALUE $.001 PER SHARE

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                                      INDEX
                       (Three Months Ended March 31, 1997)



                         PART I - FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

         Item 1.  Consolidated Financial Statements
                      Consolidated Balance Sheets                      3
                      Consolidated Statements of Operations            4
                      Consolidated Statements of Cash Flows            5
                      Notes to Consolidated Financial Statements       6

         Item 2.  Plan of Operation                                    7




                           PART II - OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K                    12

                  Signatures                                          13



                                                                                      FIRST AMERICAN RAILWAYS, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                                        CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                          1997                 1996
                                                                                   (UNAUDITED)
====================================================================================================================
ASSETS
CURRENT:
   Cash                                                                         $    5,087,692         $ $7,174,020
   Restricted cash                                                                     434,997              430,834
--------------------------------------------------------------------------------------------------------------------
   Cash and cash items                                                               5,522,689            7,604,854
   Inventories                                                                         750,000                    -
   Prepaids and other                                                                  202,521              255,372
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 6,475,210            7,860,226

Fixed assets, net                                                                   33,528,701            2,413,320
Deposit for acquisition                                                                      -            2,000,000
Deferred loan costs and other assets, net                                            1,059,702              867,107
--------------------------------------------------------------------------------------------------------------------

                                                                               $    41,063,613        $  13,140,653
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT:
   Accounts payable                                                            $       503,615        $     166,722
   Accrued liabilities                                                               1,195,369              459,561
   Current maturities of long-term debt                                                900,000                    -
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            2,698,984              626,283
Long-term debt                                                                      25,900,682            8,250,682
--------------------------------------------------------------------------------------------------------------------
Deferred income taxes and other                                                      8,328,765                    -
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   36,828,431            8,876,965
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                -                    -
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
   Preferred stock ($.001 par value, 500,000 shares authorized)                              -                    -
   Common stock ($.001 par value, 100,000,000 shares authorized),
      9,355,778 and 9,061,078 shares issued and outstanding                              9,355                9,061
   Additional paid-in capital                                                        8,984,046            8,189,798
   Deficit accumulated during the development stage                                 (4,758,219)          (3,935,171)
--------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                           4,235,182            4,263,688
--------------------------------------------------------------------------------------------------------------------

                                                                               $    41,063,613      $    13,140,653
====================================================================================================================

                                                         See accompanying notes to consolidated financial statements.


                                                                                      FIRST AMERICAN RAILWAYS, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                        (UNAUDITED)


                                                  CUMULATIVE FROM
                                                FEBRUARY 14, 1994
                                                   (INCORPORATION)                          FOR THE THREE MONTHS
                                                          THROUGH,                            ENDED MARCH 31,
                                                   MARCH 31, 1997                     1997                     1996
============================================================================================================================
EXPENSES:
   Salaries and payroll taxes                     $  1,919,554                   $   368,005                 $   69,249
   General and administrative                          989,473                       265,906                     73,141
   Interest, net                                       225,591                        39,601                        624
   Professional and consulting fees                    348,563                        54,690                          -
   Legal and accounting fees                           246,477                        24,829                     12,450
   Marketing study                                     176,800                             -                          -
   Trackage rights expenses                             63,079                        16,972                          -
   Amortization of deferred loan costs                 270,384                        49,662                          -
   Depreciation                                         11,735                         3,383                        530
   Expenses from offerings not completed               506,563                             -                     36,000
----------------------------------------------------------------------------------------------------------------------------

Total expenses                                       4,758,719                       823,048                    191,994
----------------------------------------------------------------------------------------------------------------------------

Net loss, representing deficit
   accumulated during the
   development stage                            $  (4,758,219)                   $  (823,048)                $ (191,994)
============================================================================================================================

Weighted average number of
   common shares outstanding                                 -                     9,116,911                  4,275,000
============================================================================================================================

Net loss per common share                                    -                       ($0.09)                    ($0.04)
============================================================================================================================

The Company had no operating activities from February 14, 1994 (incorporation) through April 30, 1994.

                                                                     See accompanying notes to consolidated  financial statements.


                                                                                      FIRST AMERICAN RAILWAYS, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        (UNAUDITED)
                                                                 CUMULATIVE FROM
                                                               FEBRUARY 14, 1994
                                                                 (INCORPORATION)               FOR THE THREE  MONTHS
                                                                         THROUGH                  ENDED MARCH 31,
                                                                  March 31, 1997            1997                  1996
=========================================================================================================================
Operating Activities:
   Net loss                                                         $ (4,758,219)      $  (823,048)             $(191,994)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Salaries forgiven                                                     136,000                 -                      -
   Depreciation                                                           11,735             3,383                    530
   Amortization of deferred loan costs                                   270,384            49,662                      -
   Write-off of deferred offering costs                                   25,000                 -                      -
   Salaries and consulting fees paid in common stock                      74,314            36,514
   Changes in assets and liabilities excluding effects of
     Acquisition:
   Increase in restricted cash                                          (434,997)           (4,163)                     -
   (Increase) decrease in prepaids and other                             (42,521)           68,859                      -
   Increase (decrease) in accounts payable                                99,325           (67,397)               (96,076)
   Increase (decrease) in accrued liabilities                            304,222          (155,339)               (11,925)
-------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                        443,462           (68,481)              (107,471)
-------------------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                 (4,314,757)         (891,529)              (299,465)
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                               (4,075,771)       (1,654,099)                     -
   Cash paid for acquisition                                          (5,604,938)       (3,460,946)                     -
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (9,680,709)       (5,115,045)                     -
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Borrowings from related parties                                       338,388                 -                      -
   Repayments of notes payable to related parties and others            (338,388)                -                      -
   Net proceeds from issuance of notes payable                        17,195,682         8,500,000                445,000
   Repayment of notes payable                                         (4,795,128)       (4,350,128)                     -
   Payment of loan costs and all other assets                         (1,328,395)         (240,566)               (94,599)
   Net proceeds from issuance of common stock                          8,035,999            10,940                 43,308
   Payment of offering costs                                             (25,000)                -                      -
-------------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                           19,083,158         3,920,246                393,709
-------------------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                                      5,087,692        (2,086,328)                     -
  Cash at beginning of period                                                  -         7,174,020                      -
-------------------------------------------------------------------------------------------------------------------------

  Cash at end of period                                             $  5,087,692       $ 5,087,692              $  94,244
=========================================================================================================================

Supplemental Disclosures:
   Cash paid for interest                                           $    542,731       $         -              $       -
   Fees paid in common stock                                             102,188           102,188                      -
   Prepaids paid in common stock                                         100,000           100,000                      -
=========================================================================================================================
                                                       See  accompanying  notes to  consolidated financial statements.

                                                  FIRST AMERICAN RAILWAYS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   (UNAUDITED)

1.  Financial     The  consolidated  financial  information  included  herein
    Statements    is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
                  These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-KSB.
                  Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

                  Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

2.   Acquisition  On March 13, 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"). The purchase price consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996.

                  For financial statement purposes, the acquisition is deemed to have occurred on March 31, 1997. The openings for the period from March 13, 1997 to March 31, 1997 are not deemed to be material. The Company will not be reporting as a development stage entity for periods beginning April 1, 1997.

                  In connection with the acquisition of D&SNG, the fair value of the assets acquired was as follows:

                  Cash paid (net of cash acquired)          $ 5,460,946
                  Liabilities assumed and/or incurred        24,775,102
                  Common stock and warrant issued               544,900
                                                            -----------
                  Fair value of assets acquired             $30,924,940
                                                            ===========

                                                  FIRST AMERICAN RAILWAYS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   (UNAUDITED)

                  The acquisition was accounted for under the purchase method for accounting purposes and based upon a preliminary allocation of the purchase price resulted in the following significant assets acquired and liabilities assumed and/or incurred in the Company's March 31, 1997 balance sheet:

                  Fixed assets                     $29,465,000
                  Inventories and other assets       1,459,940
                  Deferred tax liability             8,100,000
                  Long-term debt                    17,650,000
                  Other Liabilities                  2,220,765

                  The Company's unaudited proforma consolidated statements of operations for the three months ended March 31, 1997 and 1996, assuming the acquisition of D&SNG was effected at the beginning of each such period are summarized as follows:


                                         1997             1996

                  Total revenues     $   291,740      $   284,260
                  Net loss           $(1,928,528)     $(1,304,954)
                  Loss per share     $      (.21)     $      (.29)

                  This proforma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

                  D&SNG's business is highly seasonal; historically, at least 60% of the total number of passengers who ride on D&SNG annually do during the months of June, July and August.

                         PART I - FINANCIAL INFORMATION

ITEM 2.    PLAN OF OPERATION

GENERAL

         The Company proposes to provide its guests with innovative, quality, entertainment based passenger rail service. The Company is in the development stage and to date it has had no material operations; however, the Company has taken significant steps to commence operations of the Florida Fun-Train. In that regard the Company has done the following: purchased its first passenger car; entered into an agreement with Rader Railcar II, Inc. ("RRI"), a company owned by a director and shareholder, to manufacture the remaining railcars for the Florida Fun-Train; entered into an agreement with CSX Transportation, Inc. for track use; entered into an agreement with the Florida Department of Transportation for certain track usage in South Florida; selected a prospective terminal site on the Orlando International Airport property and entered into a letter of intent with the Greater Orlando Aviation Authority and is currently negotiating with the Orlando Utilities Commision ("OUC") in connection with that site and for the rights to use OUC tracks leading thereto; commenced, as an alternative, negotiations with a land developer regarding an alternative terminal location in Poinciana, Florida(Greater Orlando area) for a terminal site and construction of a terminal to the Company's specifications thereon; executed an agreement with the National Railroad Passenger Corporation ("Amtrak Agreement") for the provision of certain technical services, (operating crew, maintenance, etc.) and the leasing of locomotives in connection with the Florida Fun-Train; completed a marketing study by an outside consultant (which included discussions with wholesale travel and tour companies, rental car companies, airlines and cruise lines); entered into an agreement with Universal Studios Florida for joint marketing and sales efforts in connection with the Florida Fun-Train services; and entered into a track rights agreement with Florida East Coast Railway Company (FEC) for future use. The Company anticipates commencing promotional rail service for the Florida Fun-Train in the summer 1997, and full rail service in the fall 1997. During the next nine to twelve months the Company expects to have significant capital expenditures for railcar construction, terminal leasing and/or construction, track and leasehold improvements, and significant operating expenses for salaries, marketing and when rail service commences, track use.

         The Company plans to use its current available funds to pay the expenses and capital expenditures in connection with the commencement of the operations of the Florida Fun-Train and provide working capital from prospective leasing and financing opportunities to support the Florida Fun-Train's initial operations to the extent that cash flow from such operations is insufficient.

         The Company has agreed to purchase additional Fun-Train railcars pursuant to a construction agreement with RRI. The Company has contracted to spend a maximum of approximately $8.8 million to purchase up to 11 railcars. In connection with the Amtrak Agreement, the Company expects to pay approximately $500,000 prior to commencing operations for leasehold improvements and other development costs.

         The railcar construction agreement with RRI required a significant down payment with the balance of the contract price to be paid in installments; however, this payment schedule will vary depending on the number and delivery schedules of the cars actually purchased. The Company expects certain of the railcars to be completed and delivery to begin in the summer 1997 and it expects staggered delivery of additional railcars to continue during the summer 1997 so that it can begin offering promotional rail service of the Florida Fun-Train at that time. Service will begin with five passenger railcars in the fall 1997 and it is anticipated to expand to eight passenger railcars by the Spring 1998.

         Before the Florida Fun-Train rail operations can commence, the Company must construct or otherwise obtain the use of terminals at each end of the proposed route. The Company is currently in negotiations in this regard and it is in the process of finalizing its cost estimates and determining the extent of governmental support for these activities, if any. During the next 12 months the Company expects to increase its work force from the fifteen persons currently employed by the Company (seven of whom are senior management). The Company will be required to hire approximately 70 additional employees; however, the exact number of employees is dependent on the Company's decision with respect to outsourcing its marketing and rail operations functions, etc.

ACQUISITION

         The Company is actively pursuing its strategy of acquiring a tourist destination train. In March 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"). The purchase price consisted of the following: (i) two promissory notes aggregating approximately $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and
(iv)cash of approximately $5 million. Portions of the seller financing are personally guaranteed by two of the Company's officers for which the Company will pay guaranty fees to the officers.

DEVELOPMENT STAGE ACTIVITIES AND LIQUIDITY

         GENERAL: Neither the Company (excluding its D&SNG subsidiary) nor its predecessor by merger, First American Railways, Inc., a Florida corporation, have had any revenue from operations, and the Company has had accumulated losses of approximately $4.8 million for the period from February 14, 1994 (incorporation) through March 31, 1997. The Company expects such losses to continue at least through commencement of its full rail operations in the fall 1997 and perhaps thereafter. Since inception the Company's (and its predecessor's) activities have been funded by the private placement of its securities and by borrowings, the net cash proceeds from which have totaled approximately $15.2 million.


         THREE MONTHS ENDED MARCH 31, 1996: In March 1996, the Company completed a private placement of securities in which it sold an aggregate 375,004 shares of common stock and issued $500,000 in convertible secured notes, bearing interest at 10% per annum, for aggregate net proceeds of approximately $394,000.

         THREE MONTHS ENDED MARCH 31, 1997: During the three months ended March 31, 1997, the Company had a net loss of approximately $823,000. The major components of the loss were salary and payroll tax expense of approximately $368,000 resulting from the addition of fourteen people (including five executives) from the comparable period of the prior year. The loss for the three months ended March 31, 1997, was also impacted by general and administrative expenses of approximately $266,000 resulting from the additional expenses, i.e. rent, insurance, etc., related to the commencing of operations for the Florida Fun-Train.

         LIQUIDITY: The Company's future cash requirements will be significant. The Company expects that its existing cash resources, along with external sources of cash, including prospective leasing and financing opportunities which management believes are available on commercially reasonable terms, will be sufficient to enable the Company to commence operations of the Florida Fun-Train in the fall 1997. There can be no assurance, however, that operations will in fact commence as scheduled, or that unanticipated problems will not arise which necessitate the need for additional financing. Additionally, there can be no assurance that the Company will be able to obtain or generate the required capital to commence operations of the Florida Fun-Train in the fall 1997.

         In connection with the acquisition of D&SNG by the Company, D&SNG borrowed, and the Company guaranteed, $8.5 million from a commercial lending institution pursuant to a five-year term loan, portions of which were used to pay a pre-existing lender to fund a portion of the cash required to close the acquisition. The balance was used for working capital for D&SNG's operations (approximately $1 million). This working capital and the funds generated from D&SNG's operations are expected to be adequate to meet D&SNG's cash requirements (including capital expenditures and debt service) for 1997. There are no material short-term or long-term commitments for capital expenditures; however, the Company anticipates expenditures in 1997 for property and equipment, but has not yet finalized its plan in this regard, and does not expect such expenditures to be material. Additionally, D&SNG is expected to incur in excess of $2 million of interest and principal payments in 1997 resulting from the $8.5 million term loan and the $10.05 million seller financing. Although D&SNG's business and cash flow are historically seasonal in nature with the peak season being the months of June, July and August, the seasonality is not expected to have a material adverse impact on the Company's ability to meet cash requirements from existing cash sources.

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


         To date the Company has not generated any revenue and as of March 31, 1997, it had accumulated losses of approximately $4.8 million. At March 31, 1997, the Company had working capital approximately of $3.8 million and stockholders' equity of approximately $4.2 million.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

         10.1 Agreement between the National Railroad Passenger Corporation and Company dated April 28, 1997.

     (b) REPORTS ON FORM 8-K:

         On March 28, 1997, the Company filed a Current Report on Form 8-K with respect to the acquisition of The Durango & Silverton Narrow Gauge Railroad from Charles E. Bradshaw, Jr. (see note 2 of Notes to Consolidated Financial Statements)

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                              FIRST AMERICAN RAILWAYS, INC.



                          BY: /S/ ALLEN C. HARPER
                             -------------------------------------------
                             ALLEN C. HARPER, CHAIRMAN OF THE
                             BOARD OF DIRECTORS AND CHIEF
                             EXECUTIVE OFFICER



                          BY: /S/ DONALD P. CUMMING
                             -------------------------------------------
                             DONALD P. CUMMING, VICE PRESIDENT
                             AND ACTING CHIEF FINANCIAL OFFICER
                             (PRINCIPAL FINANCIAL OFFICER)

DATED: MAY 12, 1997

EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.1        Agreement between the National Railroad Passenger Corporation and Company dated April 28, 1997

  27          Financial Data Schedule