Form 10QSB
period 1997-06-30
FIRST AMERICAN RAILWAYS INC
filed 1997-08-14
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
              EXCHANGE  ACT  OF 1934

         FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                       --------------     ------------------
                                          COMMISSION FILE NUMBER 33-14751-D

                          FIRST AMERICAN RAILWAYS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEVADA                                             87-0443800
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           3700 NORTH 29TH AVENUE, SUITE 202; HOLLYWOOD, FLORIDA 33020
       ------------------------------------------------------------ -----
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 920-0606

-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

         Check whether the issuer (1) filed all reports reequired to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO

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

     AT AUGUST 5, 1997    11,144,072 SHARES OF COMMON STOCK, PAR
                             VALUE $.001 PER SHARE

Transitional Small Business Disclosure Format (check one): YES   NO X

                          FIRST AMERICAN RAILWAYS, INC.


                                      INDEX
                        (SIX MONTHS ENDED JUNE 30, 1997)

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE

  Item 1.           Consolidated Financial Statements

                       Consolidated Balance Sheets                           3

                       Consolidated Statements of Operations                 4

                       Consolidated Statements of Cash Flows                 5

                       Notes to Consolidated Financial Statements            6

  Item 2.           Management's Discussion and Analysis                     9

                           PART II - OTHER INFORMATION

  Item 1.           Legal Proceedings                                       13

  Item 2.           Changes in Securities                                   14

  Item 4.           Submission of Matters to a
                       Vote of Security Holders                             15

  Item 6.           Exhibits and Reports on Form 8-K                        16

                    Signatures                                              17



                          FIRST AMERICAN RAILWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                          1997                 1996
                                                                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


ASSETS
CURRENT:
   Cash                                                                           $ 10,905,318         $  7,174,020
   Restricted cash                                                                      21,703              430,834
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash items                                                              10,927,021            7,604,854
   Inventories                                                                       1,062,200                    -
   Prepaids and other                                                                  707,412              255,372
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                12,696,633            7,860,226

Fixed assets, net                                                                   37,638,095            2,413,320
Deposit for acquisition                                                                      -            2,000,000
Deferred loan costs and other assets, net                                            2,831,446              867,107
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 53,166,174        $  13,140,653
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                              $     805,787         $    166,722
   Accrued liabilities                                                               1,209,952              459,561
   Unearned revenue                                                                  1,653,585                    -
   Current maturities of long-term debt                                                900,000                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            4,569,324              626,283
Long-term debt                                                                      33,611,501            8,250,682
Deferred income taxes and other long-term liabilities                                8,386,876                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   46,567,701            8,876,965
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                -                    -
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock ($.001 par value, 500,000 shares authorized)                              -                    -
   Common stock ($.001 par value, 100,000,000 shares authorized),
      11,048,325 and 9,061,078 shares issued and outstanding                            11,048                9,061
   Additional paid-in capital                                                       12,218,553            8,189,798
   Accumulated deficit                                                              (5,631,128)          (3,935,171)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           6,598,473            4,263,688
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ 53,166,174         $ 13,140,653
-----------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                            ENDED JUNE 30,
                                                  1997                 1996               1997                   1996
----------------------------------------------------------------------------------------------------------------------------
Revenue                                     $2,633,585                    -          $2,633,585                     -
Cost of revenue                              1,186,004                    -           1,186,004                     -
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                 1,447,581                    -           1,447,581                     -
Selling, general and administrative            525,153                    -             525,153                     -
Developmental of Florida Fun-Train           1,149,491              236,524           1,883,276               391,894
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                (227,063)            (236,524)           (960,848)             (391,894)
Interest expense, net                          553,418              187,461             593,019               188,085
Amortization of loan costs                      92,428              121,399             142,090               121,399
Expenses from offerings not completed                -               21,829                   -                57,829
----------------------------------------------------------------------------------------------------------------------------
Net loss                                    $ (872,909)          $ (567,213)       $ (1,695,957)          $ (759,207)
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of
   common shares outstanding                 9,691,663            7,736,905           9,405,875             6,193,452
----------------------------------------------------------------------------------------------------------------------------
Net loss per common share                $       (0.09)       $       (0.07)  $          (0.18)        $       (0.12)
----------------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          1997                         1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                      $ (1,695,957)                  $ (759,207)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                    97,583                        1,055
       Amortization                                                   159,526                      121,399
       Salaries and consulting fees paid in common stock               44,014                            -
       (Increase) Decrease in restricted cash                         409,131                     (829,924)
       Increase in prepaids and other                                (429,407)                    (142,820)
       Increase (Decrease) in accounts payable                         73,681                     (182,393)
       Increase in accrued liabilities                                111,568                       21,706
       Increase in inventories                                       (304,915)                           -
       Increase in unearned revenue                                 1,049,475                            -
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                   1,210,656                   (1,010,977)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (485,301)                  (1,770,184)
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                            (5,365,785)                    (497,785)
   Cash paid for acquisition                                       (3,481,582)                            -
   Increase in other assets                                          (378,207)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (9,225,574)                   (497,785)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Proceeds from issuance of notes payable                         16,406,500                    8,695,682
   Repayment of notes payable                                      (4,567,342)                    (445,000)
   Payment of loan costs                                           (1,629,125)                  (1,087,829)
   Proceeds from issuance of common stock                           3,736,710                    7,300,761
   Payment of offering costs                                         (504,570)                           -
   Borrowings from related parties                                          -                       68,388
   Repayments of notes payable to related parties and others                -                     (333,388)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        13,442,173                   14,198,614
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash                                              3,731,298                   11,930,645
  Cash at beginning of period                                       7,174,020                            -
-----------------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                          $ 10,905,318                 $ 11,930,645
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
   Cash paid for interest                                      $      867,587               $      125,341
   Accrued fees and salaries paid in common stock                     102,188                            -
   Prepaids paid in common stock                                       91,500                            -
-----------------------------------------------------------------------------------------------------------------------------------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST AMERICAN RAILWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     FINANCIAL STATEMENTS

The consolidated financial information included herein is unaudited. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-KSB. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

2.     ACQUISITION

On March 13, 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"). The purchase price, which aggregated approximately $16.2 million and did not result in an allocation to goodwill, consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996.

For financial statement purposes, the acquisition is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material.

In connection with the acquisition of D&SNG, the fair value of the assets acquired was as follows:

Cash paid (net of cash acquired)                   $   5,625,574
Liabilities assumed and/or incurred                   25,603,590
Common stock and warrant issued                          544,900
                                                   -------------
Fair value of assets acquired                      $  31,774,064
                                                   =============

                          FIRST AMERICAN RAILWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The acquisition was accounted for under the purchase method for accounting purposes and based upon a preliminary allocation of the purchase price resulted in the following significant assets acquired and liabilities assumed and/or incurred:


Fixed assets                                      $29,956,572
Inventories and other assets                        1,689,087
Deferred income tax liability                       8,167,159
Long-term debt                                     17,650,000
Other liabilities                                   2,868,094


The Company's unaudited proforma consolidated statements of operations for the six months ended June 30, 1997 and 1996, assuming the acquisition of D&SNG was effected at the beginning of each such period are summarized as follows:

                                  1997                       1996

Total revenues                $  2,925,325                $  2,722,393
Net loss                      $ (2,827,511)               $ (1,484,604)
Loss per share                $       (.30)               $       (.23)

This proforma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated on the dates assumed.

D&SNG's business is highly seasonal; historically, at least 60% of the total number of passengers who ride on D&SNG annually do so during the months of June, July and August.

3.     ISSUANCE OF DEBT AND EQUITY SECURITIES

On June 30, 1997, the company completed a private offering of 223.05 units of its securities at $50,000 per unit. Each unit consists of (i) an 8% convertible subordinated note in the principal amount of $50,000 and (ii) 5,000 shares of Common Stock of the Company. The subordinated notes may be converted at $3.50 per share, at the option of the holders thereof, at any time during the five-year term thereof. Investors who purchased at least 40 units ($2,000,000) received an additional 2,500 shares (for a total of 7,500 shares) for each unit purchased, however, the subordinated note(s) issued to these investors contain(s) a mandatory conversion feature which may be exercised by the Company in certain circumstances.

The Company issued a total of $11,152,500 (principal amount) in subordinated notes and 1,465,250 shares of common stock which yielded gross proceeds and net proceeds of $11,152,500 and approximately $9,560,000, respectively. Additionally, the Company issued 223,050 shares of common stock as partial compensation to the placement agent and certain subplacement agents in the private offering. The transaction resulted in an original issue discount of approximately $3.45 million which will be recorded as additional interest expense over the five-year term of the subordinated notes.

                          FIRST AMERICAN RAILWAYS,INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.             LONG-TERM DEBT

At June 30, 1997 the Company's long-term debt consisted of the following:



9.17% note payable to bank, principal
and interest payable monthly through
March 2002                                               $  8,282,786

10% convertible notes payable due
April, May 2001                                             8,235,682

8% convertible subordinated notes payable
due June 2002 less unamortized original issue
discount of $3,209,467                                      7,943,033

Note payable to Charles E. Bradshaw, Jr.,
interest ranging from $9.25% to 10%,
due March 2002                                              5,850,000

Note payable to Charles E. Bradshaw, Jr.,
interest rate is 30-day commercial paper
rate plus 650 points, due between March 1998
and March 2000 depending upon the occurrence
of certain circumstances                                    4,200,000
                                                          -----------
                                                          $34,511,501
Less current maturities                                      (900,000)
                                                          -----------
                                                          $33,611,501
                                                          ===========


A summary of maturities by year of the above debt assuming the $4,200,000 note payable to Charles E. Bradshaw, Jr. is paid in cash in March 2000 as follows:



              1997                                 $    454,000

              1998                                      972,000

              1999                                    1,062,000

              2000                                    5,367,000

              2001                                    9,530,000

              2002                                   20,335,968
                                                   ------------
                                                   $ 37,720,968
Less unamortized original issue discount             (3,209,467)
                                                   ------------
                                                   $ 34,511,501
                                                   ============

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's consolidated financial statements present a consolidation of its operations. This discussion supplements the detailed information presented in the Consolidated Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-KSB) and is intended to assist the reader in understanding the financial results and condition of the Company.

The Company is currently pursuing its strategy of becoming the recognized leader in providing innovative, quality entertainment-based passenger rail service through the development of "Fun-Trains" and the acquisition of "Scenic Destination Railroads." The Company is currently developing its first Fun-Train (the "Florida Fun-Train"), an entertainment-based rail service which is anticipated to commence operations in the fall of 1997 between South and Central Florida.

The Company has taken significant steps to commence the operation of the Florida Fun-Train. The Company has purchased its first passenger car and entered into an agreement for the manufacture of the remaining railcars (three of which have been delivered, subject to acceptance by the Company, and are being utilized for limited promotional activities); entered into the requisite track rights agreements; selected and obtained terminal sites in the Orlando area and in Broward County (South Florida) and arranged for the construction of a rail spur next to the site of the southern terminal; is negotiating for the construction of the northern terminal; entered into an agreement with National Railroad Passenger Corporation ("Amtrak") for the operation of the Florida Fun-Train; and entered into an agreement with Universal Studios for joint marketing efforts in connection with Florida Fun-Train services.

The Company is also pursuing its strategy of acquiring Scenic Destination Railroads. On March 13, 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"), which aggregated approximately $16.2 million, did not result in any allocation to goodwill and consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996.

For financial statement purposes, the acquisition is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material. Therefore, the operations of D&SNG are included in the Company's Statements of Operation only for the three months ended June 30, 1997. However, the revenue, cost of revenue and selling general and administrative expenses for the three months ended June 30, 1997 are compared to the prior year's comparable period in Management's Discussion of Results of Operations below to provide better insight to the results of D&SNG's operating results despite the fact that the 1996 results of operations for D&SNG are not included in the Company's Statements of Operations for 1996.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996.

Revenues of $2.6 million for the second quarter of 1997 reflect an increase of approximately $200,000 from the previous year. All of these revenues were generated by D&SNG and the increase is due primarily to a 15% increase in ticket prices and selective price increases in train concession implemented in 1997 partially offset by a 6% decrease in passengers from the prior year's comparable period. The decrease in passengers was caused primarily by poor weather in April and May and a general softness in the Colorado tourism market.

Cost of revenues of $1.2 million for the second quarter was approximately $100,000 lower than the previous year. The decrease is due primarily to a slight reduction in operations personnel and lower cost of concession sales.

Selling, general and administrative expenses of $525,000 for the second quarter was approximately $100,000 lower than the comparable period primarily due to the elimination or reduction of certain expenses aggregating approximately $225,000 following the acquisition. These expenses include the leases of a corporate airplane and an apartment and the allocation of management fees. This saving was partially offset by higher promotional, advertising and other marketing expenses.

Developmental expenses of Florida Fun-Train increased by approximately $913,000 and $1,491,000, respectively, for the second quarter and first six months of 1997 as compared to the same periods for 1996. The increase is related primarily to an addition of approximately 20 employees subsequent to June 30, 1996 and the increase in 1997 of significantly more general and administrative expenses, i.e. rent, insurance, promotional travel, and advertising related to the commencing of operations for the Florida Fun-Train. The major components of the developmental expenses for the three and six months ended June 30, 1997 were salary and payroll tax expenses of approximately $510,000 and $878,000, respectively and general and administrative expenses of approximately $539,000 and $805,000, respectively.

The Company's net interest expense increased by approximately $366,000 and $405,000 for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. The acquisition of D&SNG resulted in additional net interest expense of approximately $450,000 in 1997. Additionally, the issuance by the Company of additional debt securities in June 1997 (see Note 3 of Notes to Consolidated Financial Statements) resulted in additional interest expense of approximately $85,000 in the second quarter of 1997. These increases were partially offset by increased amounts of interest income and capitalized interest in the three and six months ended June 30, 1997 compared to the same periods in 1996.

The Company reported net losses of $873,000 or $.09 per share and $1.7 million or $.18 per share, for the second quarter and first six months of fiscal 1997, respectively, as compared to net losses of $567,000, or $.07 per share and $759,000, or $.12 per share, respectively, for the same periods of 1996, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overall, for the six months of 1997, cash increased by approximately $3.7 million primarily due to proceeds from notes payable and issuance of common stock partially offset by capital expenditures for the Florida Fun-Train, the acquisition of D&SNG and repayment of notes payable for D&SNG.

More specifically, for the six months ended June 30, 1997, cash flow used in operating activities was $485,000 compared to approximately $1.8 million for the six month period ended June 30, 1996. The improvement in 1997 was due primarily to the acquisition of D&SNG which generated positive operating cash flow of approximately of $1 million partially offset by higher cash usage by the Florida Fun-Train developmental activities due to increased level of activities in preparation of the commencement of operations (net of restricted cash transactions).

The Company's investing activities used approximately $9.2 million in the first six months of fiscal 1997, compared to approximately $500,000 in the first six months of 1996. The investing activity in 1997 was principally due to capital expenditures of approximately $5.4 million and the acquisition of D&SNG of approximately $3.5 million in cash. The capital expenditures are primarily payments for the construction of the railcars for the Florida Fun-Train.

For the six months period ended June 30, 1997, financing activities generated approximately $13.4 million as compared to $14.2 million in the six months period ended June 30, 1996. Cash flows from financing activities for 1997 were principally due to a private placement of debt and equity securities completed in June 1997 of approximately $9.5 million (see Note 3 of Notes to Consolidated Financial Statements) and proceeds from a note payable used to primarily finance the acquisition of D&SNG and repay existing notes payables (net increase of cash of approximately $3.9 million). The Company's percentage of total debt to total capital was 83.9% on June 30, 1997 compared to 65.9% on December 31, 1996.

The Company's future cash requirements will be significant. The Company expects that its existing cash resources, along with external sources of cash, including potential leasing and financing opportunities which Management believes are available on commercially reasonable terms, will be sufficient to enable the Company to commence operations of the Florida Fun-Train in the Fall 1997. The Company believes that the working capital generated from the issuance in June 1997 of debt and equity securities ($9.56 million net proceeds) along with a $1 million line of credit will satisfy the Company's capital requirements for the next twelve months.

In connection with the acquisition of D&SNG by the Company, D&SNG borrowed, and the Company guaranteed, $8.5 million from a commercial lending institution pursuant to a five-year term loan, portions of which were used to pay a pre-existing lender to fund a portion of the cash required to close the acquisition. The balance was used for working capital for D&SNG's operations (approximately $1 million). This working capital and the funds generated from D&SNG's operations are expected to be adequate to meet D&SNG's cash requirements

(including capital expenditures and debt service) for 1997. There are no material short-term or long-term commitments for capital expenditures for D&SNG; however, the Company anticipates expenditures in 1997 for property and equipment, but has not yet finalized its plan in this regard, and does not expect such expenditures for D&SNG to be material. Additionally, D&SNG is expected to incur in excess of $2 million of interest and principal payments in 1997 resulting from the $8.5 million term loan and the $10.05 million seller financing. Although D&SNG's business and cash flow are historically seasonal in nature with the peak season being the months of June, July and August, the peak seasonality is not expected to have a material adverse impact on the Company's ability to meet cash requirements from existing cash sources.

Capital expenditures and debt service in 1998 and subsequent years are expected to be funded from the working capital generated from D&SNG operations. In the event that the working capital from D&SNG is not adequate to fund D&SNG cash requirements in 1998 and subsequent years, D&SNG will seek to obtain unsecured lines of credit, or will borrow funds from the Company, if available; however, there can be no assurance that these sources of funds will be available to D&SNG in the future.

There can be no assurance, that operations of the Florida Fun-Train will in fact commence as scheduled, or that unanticipated problems will not arise which will necessitate the need for additional financing. Further, there can be no assurance that the Company will not experience adverse changes in its business prospects, its proposed operations, in the transportation or tourism industries, or the U.S. economy generally.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "FORWARD-LOOKING STATEMENTS" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "FORWARD-LOOKING STATEMENTS". In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "FORWARD-LOOKING STATEMENTS". Such factors include, among others, the following: the timely manufacture and delivery of the railcars comprising the Florida Fun-Train, the prompt construction of the northern and southern terminals of the Florida Fun-Train and the timely institution of the Florida Fun-Train's operations, the successful integration of the operations of The Durango & Silverton Narrow Gauge Railroad into the Company's overall operations, the successful marketing of the Company's rail services in Florida and Colorado, the ability of the Company to obtain, from internal and external sources, sufficient working capital to fund its operations and unscheduled repairs to the Company's railroad equipment. In addition, the Company's business prospects are generally susceptible to national economic conditions as well as those affecting the Colorado and Florida tourism markets, specifically. Actual results could differ materially from the forward-looking statements as a result of the foregoing factors.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On July 3, 1997, the United States of America filed an action against D&SNG in the United States District for the District of Colorado. This civil action arises from a forest fire event (the "Mitchell Lakes Fire") that occurred on July 5, 1994, along the Durango/Silverton train route and was allegedly caused by the emission of burning particles in the exhaust from a D&SNG locomotive. The Complaint alleges that 270 acres of forest in the San Juan National Forest were burned. The Complaint sets forth counts for strict liability under Colorado law and for common law negligence arising from D&SNG's alleged actions in causing the Mitchell Lakes Fire. The United States seeks the cost of suppressing the fire (alleged to be $555,542) along with pre and post-judgement interest, administrative costs and penalties under federal statues and regulations.

The Company has applicable insurance coverage as well as a claim for indemnification from the Seller of D&SNG which it believes will satisfy any financial responsibility it may have as a result of this action. While the Company has not been served in this action, if and when it is so served, the Company intends to vigorously defend the action.

On July 9, 1997, Carnival Corporation ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida. The Complaint alleges that Carnival owns a "family" of federal, state and common law service marks and trademark centered around the word "Fun" which relate to Carnival's business activities including entertainment services (stage shows, nightclub shows, contests, dances and parties), cruise ship services, cruise transportation services, "on-line" services, on-board interactive television services and various children's entertainment services. The Complaint also alleges that the Company plans to use the name Fun Train in connection with the proposed operations of the Florida Fun-Train, which train will offer entertainment-based passenger rail transportation services and that additional Fun Trains are anticipated. The Complaint further alleges that the Company is developing, promoting and marketing its Fun Train in the same marketing areas and channels of trade as Carnival.

The Complaint alleges federal (Lanham Act) trademark infringement, federal, state and common law trademark dilution, common law unfair competition and false designation of origin, description and representation of services under the Lanham Act. The injunctive relief sought in the Complaint includes a request for a preliminary and permanent injunction enjoining the Company from (i) using the Fun Train mark (and any related "Fun" marks), (ii) holding out the Company's services or products as sponsored by or affiliated with Carnival, (iii) committing acts of infringement or dilution of Carnival's marks, and (iv) otherwise unfairly competing. In addition, the Complaint seeks various types of relief to implement the foregoing, Carnival also seeks an accounting for lost profits and an unspecified claim for damages and pursuant to federal statute, punitive damages (in an unspecified amount).

Although not determinative, the Company has received a registered mark in the state of Florida for "Florida Fun-Train." In addition, beginning in April 1996, the Company has applied for the federal registration of "Fun-Train" mark and is currently pursuing this application. Although the federal application has been published by the Patent and Trademark Office for public comment, Carnival has indicated that it may oppose the application. The issuance of a federal registration to the Company should not materially affect any prior common law rights, if any, Carnival may have with regard to the use of the "Fun" mark in connection with rail transportation. The Company does not believe its "Florida Fun-Train" and "Fun-Train" usage infringe upon any rights of Carnival. In the aforementioned action, the Company has answered the Complaint by denying the material allegations thereof. Further, the Company has asserted counterclaims against Carnival which seek to (i) declare that Carnival's alleged "fun" marks have lost their significance as marks and have been abandoned under the Lanham Act, and (ii) that the term "fun" is generic and has not acquired distinctiveness in connection with Carnival's business. With regard to the counterclaims, the Company has sought the following relief: cancellation of various Carnival "fun" marks, directing Carnival to withdraw various applications for "fun" marks, as well as declaration that the term "fun" is generic and/or merely descriptive, that Carnival has no exclusive right to such term, and that the company's use of the word "fun" in Fun-Train does not infringe or dilute any Carnival's marks or constitute an act of infringement.

ITEM 2.       CHANGES IN SECURITIES

On June 30, 1997, the Company completed a private offering of units of its securities. Each unit consisted of a $50,000 (principal amount) convertible subordinated note (the "Note(s)") and 5,000 shares of common stock; investors purchasing $2 million or more of units received an additional 2,500 shares per unit purchased. A total of 29.25 units (an aggregate of $1,462,500 in Notes and 168,750 shares) were sold pursuant to Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), to the following "accredited investors" as that term is defined in Regulation D:

       Aeron Marine Shipping Co.

       The Eli S. Franco and Carol A. Franco Revocable Family Living Trust

       Lancer Partners, L.P.

       Chase Manhattan Bank & Louise Mallory as Trustees for the U/A Phillip R. Mallory dtd 11/16/75

       Sid Paterson

       The Rogoff Family Trust dtd 6/18/96

       C.W. Spelke

       Fruit of the Loom, Inc.

       Richard M. Weiss & Gail L. Weiss JTWROS

       Thomas A. Weiss & Ellen Weiss JTWROS

       Delaware Charter Cust., Robert Zelinka IRA

       Ruth Zelinka

       Leonard Gordon

       Edward Haymas

       Strear Foods Company

       Caribou Bridge Fund, LLC

       Emanon Partners

       Thomas P. Schmidt

In addition, an aggregate of 193.8 units were sold to "non-U.S. persons" in "offshore transactions" pursuant to Regulation S, as promulgated under the Act.

In connection with the Regulation D and S sales described above, the placement agent for these transaction, International Capital Growth, L.L.C., along with an affiliate thereof, received an aggregate of $1,335,300 in commissions (including non-accountable expenses) and were issued 222,550 shares of the Company's common stock. Also in connection therewith, Pellet Investments received $3,000 in commissions (including non-accountable expenses) and 500 shares as sub-placement agent.

On May 9, 1997, the Company issued 4,297 shares to Mazin Kamauna pursuant to his converted 10% convertible secured note that was previously sold to him as a "non-U.S. person" in an "offshore transaction" in a private placement of securities made pursuant to Regulation S in April 1996. The principal amount of the notes ($15,000) along with accrued interest was convertible at $3.50 per share. No commissions were paid in connection with this conversion.

On March 13, 1997, a total of $9,700 shares of common stock were sold to Atlantic Equity Corporation (an affiliate of NationsBank, N.A., (South)), the Company's primary institutional lender. These shares were issued pursuant to
Section 4(2) of the Act and as partial consideration for an $8.5 million term loan made by NationsBank to the Company's subsidiary, The Durango & Silverton Narrow Gauge Railroad Company. No commissions were paid in connection therewith.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of the Company was held on June 7, 1997. The following actions were taken:

An amendment to the Articles of Incorporation to provide for a classified Board of Directors consisting of three classes of directors each to be composed of up to three directors and each elected for a three-year term which amendment was approved by approximately 56.1% of the outstanding shares of common stock with 5,231,603 in favor; 10,707 against and 106,163 abstaining.

The following eight directors were elected to three classes of directorship, each of which received the same amount of votes consisting of 5,614,418 in favor, 10,870 against and 500 abstaining.

CLASS I:

Charles E. Bradshaw, Jr.
Thomas G. Rader

CLASS II:

Albert B. Aftoora
Allen C. Harper
Glenn P. Michael

CLASS III:

Raymond Monteleone
David H. Rush
Luigi Salvaneschi

The appointment of BDO Seidman, LLP as independent auditors was approved with 5,519,250 voting in favor, none against and 106,538 abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (A) EXHIBITS:

                    Exhibit 4 - Form of Convertible Subordinated Note

                    Exhibit 27 - Financial Data Schedule (EDGAR version only)

              (b)   REPORTS ON FORM 8-K:

                    On May 13, 1997, the Company filed a Current Report on Form 8-K/A, amending Form 8-K dated March 28, 1997, to supply financial information with respect to the acquisition of The Durango & Silverton Narrow Gauge Railroad from Charles E. Bradshaw, Jr. (see Note 2 of Notes to Consolidated Financial Statements).

                    On each of June 17, 1997, June 18, 1997, and July 10, 1997, the Company filed Form 8-Ks announcing the sale of debt and equity securities pursuant to Regulation D and Regulation S, each as promulgated under the Securities Act of 1933, as amended (see Note 3 of Notes to Consolidated Financial Statements).

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             FIRST AMERICAN RAILWAYS, INC.

                              By:                       /s/ Allen C. Harper
                                 ------------------------------------------
                                 Allen C. Harper, Chairman of the
                                 Board of Directors and Chief Executive Officer

                              By:                    /s/ Donald P. Cumming
                                 -----------------------------------------
                                 Donald P. Cumming, Vice President
                                 and Acting Chief Financial Officer
                                 (Principal Financial Officer)

DATED:  August 12, 1997

                                 EXHIBIT INDEX

Exhibit

 4 - Form of Convertible Subordinated Note

27 - Financial Data Schedule