Form 10QSB
period 1997-09-30
FIRST AMERICAN RAILWAYS INC
filed 1997-11-14
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO_____________

                        COMMISSION FILE NUMBER 33-14751-D

                          FIRST AMERICAN RAILWAYS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  NEVADA                                      87-0443800
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 3700 NORTH 29TH AVENUE, SUITE 202, HOLLYWOOD, FLORIDA                33020
 ------------------------------------------------------------         -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 920-0606

--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court. Yes __  No__    NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

AT NOVEMBER 5, 1997                  11,153,984 SHARES OF COMMON STOCK,
                                     PAR VALUE $.001 PER SHARE




     Transitional Small Business Disclosure Format (check one): Yes ___ No X




                          FIRST AMERICAN RAILWAYS, INC.

                                      INDEX

                     (NINE MONTHS ENDED SEPTEMBER 30, 1997)

                         PART I - FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----

         Item 1.           Consolidated Financial Statements

                                 Consolidated Balance Sheets                                  3

                                 Consolidated Statements of Operations                        4

                                 Consolidated Statements of Cash Flows                        5

                                 Notes to Consolidated Financial Statements                   6

         Item 2.           Management's Discussion and Analysis                               9

                                 PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                 13

         Item 6.           Exhibits and Reports on Form 8-K                                  14

                           Signatures                                                        15









                                                                                      FIRST AMERICAN RAILWAYS, INC.

                                                                                        CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                          1997                 1996
                                                                                   (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                                            $ 6,829,788          $ 7,174,020
   Restricted cash                                                                     100,000              430,834
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash items                                                               6,929,788            7,604,854
   Inventories                                                                       1,114,021                    -
   Prepaids and other                                                                1,453,962              255,372
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 9,497,771            7,860,226

Fixed assets, net                                                                   40,704,705            2,413,320
Deposit for acquisition                                                                      -            2,000,000
Deferred loan costs and other assets, net                                            2,874,708              867,107
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  $ 53,077,184        $  13,140,653
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                            $     1,196,671         $    166,722
   Accrued liabilities                                                               1,564,995              459,561
   Unearned revenue                                                                    277,188                    -
   Current maturities of long-term debt                                                900,000                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            3,938,854              626,283
Long-term debt                                                                      33,477,513            8,250,682
Deferred income taxes and other long-term liabilities                                8,251,876                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   45,668,243            8,876,965
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                                -                    -
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock ($.001 par value, 500,000 shares authorized)                              -                    -
   Common stock ($.001 par value, 100,000,000 shares authorized),
      11,153,984 and 9,061,078 shares issued and outstanding                            11,154                9,061
   Additional paid-in capital                                                       12,424,105            8,189,798
   Accumulated deficit                                                              (5,026,318)          (3,935,171)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           7,408,941            4,263,688
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  $ 53,077,184         $ 13,140,653
-----------------------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                      FIRST AMERICAN RAILWAYS, INC.

                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                        (UNAUDITED)

                                                      FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                  1997                 1996               1997                   1996
----------------------------------------------------------------------------------------------------------------------------
Revenue                                     $6,177,291                    -          $8,810,876                     -
Cost of revenue                              1,684,498                    -           2,870,502                     -
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                 4,492,793                    -           5,940,374                     -
Selling, general and administrative          1,127,747                    -           1,652,900                     -
Developmental of Florida Fun-Train           1,859,261              745,078           3,742,539             1,136,972
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                      1,505,785             (745,078)            544,935            (1,136,972)
Interest expense, (income) net                 740,702              (16,090)          1,333,721               171,995
Amortization of loan costs                     160,273               49,662             302,363               171,061
Expenses from offerings not completed                -                    -                   -                57,829
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $ 604,810           $ (778,650)       $ (1,091,149)        $  (1,537,857)
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of
   common shares outstanding                11,129,617            9,061,078           9,986,770             7,149,329
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share         $      0.05           $    (0.09)       $      (0.11)        $       (0.22)
----------------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                      FIRST AMERICAN RAILWAYS, INC.

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        (UNAUDITED)

                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                          1997                         1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                      $ (1,091,149)                $ (1,537,857)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                   198,054                        1,583
       Amortization                                                   302,363                      171,061
       Original issue discount                                        198,833                            -
       Salaries and consulting fees paid in common stock               51,514                       18,750
       (Increase) Decrease in restricted cash                         330,834                     (849,924)
       Increase in inventories                                       (356,736)                           -
       Increase in prepaids and other                              (1,184,131)                    (222,834)
       Increase (Decrease) in accounts payable                        464,565                      (17,387)
       Increase in accrued liabilities                                461,613                      343,829
       Decrease in unearned revenue                                  (326,922)                           -
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                     139,987                     (554,922)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (951,162)                  (2,092,779)
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                            (8,505,401)                    (923,666)
   Cash paid for acquisition                                       (3,509,049)                           -
   Increase in other assets                                          (569,249)                           -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (12,583,699)                    (923,666)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Proceeds from issuance of notes payable                         16,406,500                    8,695,682
   Repayment of notes payable                                      (4,993,630)                    (445,000)
   Payment of loan costs                                           (1,660,715)                  (1,087,829)
   Proceeds from issuance of common stock                           3,953,544                    7,300,761
   Payment of offering costs                                         (515,070)                     (97,305)
   Borrowings from related parties                                          -                       68,388
   Repayments of notes payable to related parties and others                -                     (333,388)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        13,190,629                   14,101,309
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                    (344,232)                  11,084,864
  Cash at beginning of period                                       7,174,020                            -
-----------------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                       $     6,829,788                 $ 11,084,864
===================================================================================================================================
Supplemental Disclosures:
   Cash paid for interest                                     $     1,324,146                 $    125,341
   Accrued fees and salaries paid in common stock                     109,688                            -
   Prepaids paid in common stock                                       83,000                            -
===================================================================================================================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)



1.   FINANCIAL      The consolidated financial information included herein is
     STATEMENTS     unaudited. Certain information and footnote disclosures
                    normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
                    These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form
                    10-KSB. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

                    Results for the interim periods presented herein are not necessarily indicative of results expected for the full year.


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

                    In connection with the acquisition of D&SNG, the fair value of the assets acquired was as follows:

                    Cash paid (net of cash acquired)            $    5,653,041
                    Liabilities assumed and/or incurred             25,666,864
                    Common stock and warrant issued                    544,900
                                                                --------------
                                                                $   31,864,805
                                                                ==============

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


                    The acquisition was accounted for under the purchase method for accounting purposes and based upon a preliminary allocation of the purchase price resulted in the following significant assets acquired and liabilities assumed and/or incurred:


                    Fixed assets                                $30,019,846
                    Inventories and other assets                  1,689,087
                    Deferred income tax liability                 8,167,159
                    Long-term debt                               17,650,000
                    Other liabilities                             2,868,094

                    The Company's unaudited proforma consolidated statements of operations for the nine months ended September 30, 1997 and 1996, assuming the acquisition of D&SNG was effected at the beginning of each such period, are summarized as follows:

                                                    1997              1996

                    Total revenues              $  9,102,616       $  8,132,055
                    Net income (loss)           $ (2,222,703)      $    160,196
                    Income (Loss) per share     $       (.22)      $        .02

                    This proforma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated on the dates assumed.

                    D&SNG's business is highly seasonal; historically, at least 60% of the total number of passengers who ride on D&SNG annually do so during the months of June, July and August.

3.   ISSUANCE OF    On June 30, 1997, the Company completed a private offering
     DEBT AND       of 223.05 units of its securities at $50,000 per unit. Each
     EQUITY         unit consists of (i) an 8% convertible subordinated note in
     SECURITIES     the principal amount of $50,000 and (ii) 5,000 shares of
                    common stock of the Company. The subordinated notes may be converted at $3.50 per share, at the option of the holders thereof, at any time during the five-year term thereof.
                    Investors who purchased at least 40 units ($2,000,000)
                    received an additional 2,500 shares (for a total of 7,500 shares) for each unit purchased, however, the subordinated note(s) issued to these investors contain(s) a mandatory conversion feature which may be exercised by the Company in certain circumstances.

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

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


4.   LONG-TERM         At September 30, 1997 the Company's long-term debt
     DEBT              consisted of the following:

                       10% convertible notes payable due
                       April, May 2001                                8,235,682

                       8% convertible subordinated notes payable
                       due June 2002 less unamortized original
                       issue discount of $3,047,167                   8,105,333

                       9.17% note payable to bank, principal and
                       interest payable monthly through March
                       2002                                        $  7,986,498 (A)

                       Note payable to Charles E. Bradshaw, Jr.,
                       interest ranging from $9.25% to 10%,
                       due March 2002                                 5,850,000

                       Note payable to Charles E. Bradshaw, Jr.,
                       interest rate is 30-day commercial
                       paper rate plus 650 basis points, due
                       between March 1998 and March 2000
                       depending upon the occurrence
                       of certain circumstances                       4,200,000

                                                                  -------------
                                                                    $34,377,513
                       Less current maturities                         (900,000)
                                                                  -------------
                                                                    $33,477,513
                                                                  =============

                (A) There is a restriction in the bank loan agreement, which limits the Company's ability to "upstream" the profits of D&SNG. This restriction requires compliance by D&SNG with covenants regarding the maintenance of equity plus subordinated debt and the ratio of senior debt to equity and subordinated debt, and that D&SNG certifies that there are no existing defaults by D&SNG under the bank loan agreement. D&SNG currently complies with all of these covenants. The term loan agreement also provides for notification and the provision to the lender of certain current financial statements regarding D&SNG before an "upstreaming" of profits. At September 30, 1997, there was approximately $2.3 million of cash subject to the notification required by such covenant.

                    A summary of maturities by year of the above debt assuming the $4,200,000 note payable to Charles E. Bradshaw, Jr. is paid in cash in March 2000 as follows:

                       1997                                    $        158,000
                       1998                                             972,000
                       1999                                           1,062,000
                       2000                                           5,367,000
                       2001                                           9,530,000
                       2002                                          20,335,680
                                                               ----------------
                                                                 $   37,424,680
                   Less unamortized original issue discount          (3,047,167)
                                                               ----------------
                                                                 $   34,377,513
                                                               ================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's consolidated financial statements present its consolidated operating results. This discussion supplements the detailed information presented in the Consolidated Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-KSB) and is intended to assist the reader in understanding the financial results and condition of the Company.

The Company is currently pursuing its strategy of becoming the recognized leader in providing innovative, quality entertainment-based passenger rail service through the development of "Fun-Trains" and the acquisition of "Scenic Destination Railroads." The Company has developed its first Fun-Train (the "Florida Fun-Train"), an entertainment-based rail service which commenced operations on October 15, 1997 between South and Central Florida.

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

For financial statement purposes, the acquisition is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material. Therefore, the operations of D&SNG are included in the Company's Statements of Operations only since the date of acquisition. However, for purposes of meaningful comparison, the revenue, cost of revenue and selling, general and administrative expenses for the three and nine months ended September 30, 1997 are compared to the prior year's comparable period (when D&SNG was a stand alone entity) in Results of Operations below to provide better insight into the results of D&SNG's operations despite the fact that the 1996 results of operations for D&SNG are not included in the Company's Statements of Operations for 1996.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues of approximately $6.2 million and $8.8 million for the third quarter and first nine months of 1997 reflect an increase of approximately $800,000 from the previous year when D&SNG was a stand alone entity. All of these revenues were generated by D&SNG. The increases in revenues are due primarily to a 15% increase in ticket prices and selective price increases in train concessions implemented in 1997, partially offset by a 2% and 3% decrease in passengers for the three and nine months ended September 30, 1997, respectively, from the prior year's comparable periods. The Company believes the decrease in passengers was caused primarily by poor weather in April, May, and September and a general decline in the Colorado tourism market. The Florida Fun-Train was not operating during these periods and no revenue was generated therefrom.

Operating expenses consisting of cost of revenues and selling, general and administrative expenses aggregating approximately $2.8 million and $4.5 million for the third quarter and first nine months of 1997, respectively, were approximately $600,000 and $200,000 higher than the comparable periods in 1996. The increase is due to higher promotional, advertising and other marketing expenses as well as increased expenditures for reservations, credit card fees and salaries. These increased expenditures were partially offset by the elimination or reduction of certain expenditures aggregating approximately $225,000 and $450,000 for the third quarter and first nine months of 1997, respectively, following the acquisition. Eliminated expenses in 1997 include leasing of a corporate airplane and an apartment and the allocation of management fees.

Developmental expenses of the Florida Fun-Train increased by approximately $1.1 million and $2.6 million, respectively, for the third quarter and first nine months of 1997 as compared to the same periods in 1996. The increase is related primarily to an addition of approximately 20 employees subsequent to September 30, 1996, and the significant increase in 1997 of general and administrative expenses, i.e. rent, insurance, promotional travel, and advertising related to the commencement of operations for the Florida Fun-Train. The major components of the developmental expenses for the three and nine months ended September 30, 1997 were salary and payroll tax expenses of approximately $600,000 and $1.4 million, respectively, and general and administrative expenses of approximately $1.1 million and $1.9 million, respectively.

The Company's net interest expense increased by approximately $757,000 and $1.2 million for the third quarter and first nine months of 1997, respectively, as compared to the same periods in 1996. The acquisition of D&SNG resulted in additional net interest expense of approximately $450,000 and $900,000 for the third quarter and first nine months of 1997, respectively. Additionally, the issuance by the Company of additional debt securities in June 1997 (see Note 3 of Notes to Consolidated Financial Statements) resulted in additional interest expense of approximately $385,000 and $470,000 in the third quarter and first nine months of 1997, respectively. These increases were partially offset by capitalized interest of approximately $190,000 and $418,000 in the three and nine months ended September 30, 1997.

The Company reported net income of approximately $605,000 or $.05 per share and a net loss of approximately $1.1 million or $.11 per share, for the third quarter and first nine months of fiscal 1997, respectively, as compared to net losses of approximately $779,000, or $.09 per share and approximately $1.5 million or $.22 per share, respectively, for the same periods of 1996, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overall, for the nine months of 1997, cash decreased by approximately $340,000 primarily due to capital expenditures for the Florida Fun-Train, the acquisition of D&SNG and repayment of notes payable for D&SNG whose decrease was partially offset by proceeds from subsequent borrowings and issuance of common stock.

More specifically, for the nine months ended September 30, 1997, cash flow used in operating activities was approximately $951,000 compared to approximately $2.1 million for the nine month period ended September 30, 1996. The improvement in 1997 was due primarily to the acquisition of D&SNG which generated positive operating cash flow of approximately $2.2 million partially offset by higher cash usage by the Florida Fun-Train due to an increased level of developmental activities in preparation for the commencement of operations (net of restricted cash transactions).

The Company's investing activities used approximately $12.6 million in the first nine months of fiscal 1997, compared to approximately $924,000 in the first nine months of 1996. The investing activity in 1997 was principally due to capital expenditures of approximately $8.5 million and the acquisition of D&SNG requiring approximately $3.5 million in cash. The capital expenditures are primarily payments for the construction of the railcars for the Florida Fun-Train.

For the nine months period ended September 30, 1997, financing activities generated approximately $13.2 million as compared to $14.1 million in the nine months period ended September 30, 1996. Cash flows from financing activities for 1997 were principally due to a private placement of debt and equity securities completed in June 1997 of approximately $9.5 million (see Note 3 of Notes to Consolidated Financial Statements) and proceeds from a note payable used to primarily finance the acquisition of D&SNG and repay existing notes payables (net increase of cash of approximately $3.9 million). The Company's percentage of total debt to total capital was 82.0% on September 30, 1997 compared to 65.9% on December 31, 1996.

More recently, during the fourth quarter of 1997, the Company has paid approximately $400,000 to Rader Railcar II, Inc. (RRII) in payment for the railcars (to date approximately $8.0 million has been paid to RRII). In addition, there have been significant cash payments in connection with the construction of the two train terminals, the train operating agreement with the National Railroad Passenger Corporation ("Amtrak") and insurance, and only minimal revenue has been generated by the operations of the Florida Fun-Train.

The Company's immediate cash requirements are significant for the Florida Fun-Train. The Company's revenue and cash flow from the operations of the Florida Fun-Train from October 15, 1997 to date have been materially below expectations, partially due to a delay in the delivery of the railcars to the Company which precluded the Company from exhibiting and promoting the train to various tour operators and travel agents. At October 31, 1997, the Company's cash balance was approximately $4.5 million of which approximately $2.3 million was subject to the restrictions in the loan covenant outlined in Note 4 of Notes to Consolidated Financial Statements. The Company believes that its existing cash resources along with a $1 million available line of credit will not be sufficient to fund the operations for the Florida Fun-Train beyond December 31, 1997. In order for the Company to continue operations of the Florida Fun-Train it must promptly: (i) significantly increase ridership on the Florida Fun-Train and (ii) arrange for additional sources of financing. The Company is in discussions with its investment advisor concerning alternative sources of financing as well as pursuing various marketing opportunities to increase passenger ridership on the Florida Fun-Train. There is no assurance that the Company will obtain the additional financing or the necessary ridership to sustain operations in the near future. Failure to obtain this additional working capital will have a material adverse effect on the Company.

In connection with the acquisition of D&SNG by the Company, D&SNG borrowed, and the Company guaranteed, $8.5 million from a commercial lending institution pursuant to a five-year term loan, portions of which were used to pay a pre-existing lender to fund a portion of the cash required to close the acquisition. The balance was used for working capital for D&SNG's operations (approximately $1 million). This working capital and the funds generated from D&SNG's operations are expected to be adequate to meet D&SNG's cash requirements (including capital expenditures and debt service) for 1997. There are no material short-term or long-term commitments for capital expenditures for D&SNG; however, the Company anticipates expenditures of approximately $350,000 in 1998 for property and equipment, but has not yet finalized its plan in this regard. Additionally, D&SNG is expected to incur in excess of $2 million of interest and principal payments in 1998 resulting from the $8.5 million term loan and the $10.05 million seller financing. Although D&SNG's business and cash flow are historically seasonal in nature with the peak season being the months of June, July and August; however, this is not expected to have a material adverse impact on the D&SNG's ability to meet cash requirements.

Capital expenditures and debt service in 1998 and subsequent years are expected to be funded from the working capital generated from D&SNG operations. In the event that the working capital from D&SNG is not adequate to fund D&SNG cash requirements in 1998 and subsequent years, D&SNG will be required to obtain third-party financing, e.g. unsecured lines of credit, however, there can be no assurance that this or other sources of funds will be available to D&SNG in the future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "FORWARD-LOOKING STATEMENTS" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "FORWARD-LOOKING STATEMENTS." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "FORWARD-LOOKING STATEMENTS." Such factors include, among others, the following: the successful presentation of the Florida Fun-Train operations, including the need for immediate and significant increase in ridership on the Florida Fun-Train, the timely completion of manufacture and delivery of the remaining railcars comprising the Florida Fun-Train, the prompt completion of construction of the southern terminal of the Florida Fun-Train, the successful marketing of the Company's rail services in Florida and Colorado and the ability of the Company to obtain, from internal and external sources, sufficient additional working capital to fund its operations, unscheduled repairs to the Company's railroad equipment. In addition, the Company's business prospects are generally susceptible to national economic conditions, particularly those affecting the Colorado and Florida tourism markets, as well as weather patterns in Colorado and Florida. Actual results could differ materially from the forward-looking statements as a result of the foregoing factors.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               MITCHELL LAKES FIRE

               On July 3, 1997, the United States of America filed an action against D&SNG in the United States District for the District of Colorado. On October 22, 1997, D&SNG was served with an Amended Complaint. This civil action arises from a forest fire (the "Mitchell Lakes Fire") that occurred on July 5, 1994, along the Durango/Silverton train route, which was allegedly caused by the emission of burning particles from the exhaust of a D&SNG locomotive. The Amended Complaint alleges that 270 acres of forest in the San Juan National Forest were burned. The Amended Complaint alleges (i) various counts based on strict liability under Colorado law, under various federal rules and regulations regarding the use of federal rights-of-way, and under various alleged legal doctrines concerning the operation of "abnormally dangerous activities" and trains, (ii) a count based on breach of duty of care, and (iii) counts based on common law arising from the operation of an abnormally dangerous action and operation of a train and negligence, all arising from D&SNG's alleged actions in causing the Mitchell Lakes Fire. The United States seeks the cost of suppressing the fire (alleged to be $555,542) along with pre and post-judgement interest, administrative costs and penalties under federal statues and regulations.

               The Company believes it has applicable insurance coverage, as well as a claim for indemnification from the Seller of D&SNG, which will satisfy any financial responsibility it may have as a result of this action. The Company has filed a motion to dismiss this action and intends to vigorously defend the action.

               CARNIVAL

               As previously reported, on July 9, 1997, Carnival Corporation ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida. The Complaint alleges federal (Lanham Act) trademark infringement, federal, state and common law trademark dilution, common law unfair competition and false designation of origin, description and representation of services under the Lanham Act, based on Carnival's alleged ownership of a "family" of federal, state and common law service marks and trademarks centered around the word "Fun" which relate to Carnival's business activities including entertainment services (stage shows, nightclub shows, contests, dances and parties), cruise ship services, cruise transportation services, "on-line" services, on-board interactive television services and various children's entertainment services. On July 22, 1997, Carnival filed a Motion for Temporary Injunction seeking to enjoin the Company from (i) using the Fun Train mark (and any related "Fun" marks), (ii) holding out the Company's services or products as sponsored by or affiliated with Carnival, (iii) committing acts of infringement or dilution of Carnival's marks, and (iv) otherwise unfairly competing. On July 29, 1997, the federal court denied this motion on the grounds that, among other things, Carnival has failed to establish a substantial likelihood of success on the merits. Currently this action is in discovery.

               As previously reported, the Company has applied for the federal registration of "Fun-Train" mark and is currently pursuing this application; however, Carnival has opposed this application.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS:

                   Exhibit 27 - Financial Data Schedule (EDGAR version only)

              (b)  REPORTS ON FORM 8-K:

                   There were no reports on Form 8-K filed for the three month period ended September 30, 1997

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 FIRST AMERICAN RAILWAYS, INC.


                          By:    /s/ Allen C. Harper
                                 ----------------------------------------------
                                 Allen C. Harper, Chairman of the
                                 Board of Directors and Chief Executive Officer


                          By:    /s/ Donald P. Cumming
                                 ----------------------------------------------
                                 Donald P. Cumming, Vice President
                                 and Acting Chief Financial Officer
                                 (Principal Financial Officer)




DATED:  November 12, 1997

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

27           Financial Data Schedule