Form 10KSB
period 1997-12-31
FIRST AMERICAN RAILWAYS INC
filed 1998-03-31
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 333-43517

                          FIRST AMERICAN RAILWAYS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  NEVADA                                       87-0443800
         (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           3700 NORTH 29TH AVENUE, SUITE 202, HOLLYWOOD, FLORIDA    33020
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 920-0606

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

         The issuer's revenues for the year ended December 31, 1997, its most recent fiscal year, were $9,895,867.

         The aggregate market value of the voting stock held by non-affiliates computed using $0.3125 per share, the closing price of the Common Stock on March 20, 1998, was approximately $ 6,012,235.

         As of March 20, 1998, 21,314,648 shares of the issuer's common stock were issued and outstanding.

                                     PART I

                                     ITEM 1

                             DESCRIPTION OF BUSINESS

OVERVIEW

         First American Railways, Inc., a Nevada corporation (the "Company") was organized in the State of Nevada in 1987.

         The Company provides innovative, quality entertainment passenger rail service through the development of "Fun Trains" and the acquisition of "Scenic Destination Railroads." The Company is currently operating its first Fun Train, an entertainment-based train operating between two tourist destinations. This train, the Florida Fun-Train, commenced operations October 15, 1997 and operates between South and Central Florida. In March 1997 the Company acquired its first "Scenic Destination Railroad," - the Durango & Silverton Narrow Gauge Railroad (the "D&SNG").

         The Florida Fun-Train provides an enjoyable, high quality entertainment alternative to other means of transportation between South and Central Florida. The Company's goal is to maximize the entertainment value of the travel time while providing a safe, efficient and reliable form of transportation at a reasonable price.

         The Florida Fun-Train has been designed to provide passengers with an exciting, unique, fun-filled overland leisure excursion. This is being accomplished through the use of a variety of entertainment features, including video games, as well as dining, dancing and lounge cars offering a variety of live entertainment. Thus far the Florida Fun-Train's passengers have consisted of members of the tourism and travel industries, tourists, and local residents. The Company offers its service as an "extension" of the passenger's vacation.

         Over the last several years Florida has had an annual tourist base of greater than 41 million tourists and in 1997 had approximately 46.9 million visitors. Florida attracts tourists from across the world and was the top tourist destination in the United States in 1995. South Florida, including the Florida Keys, offers a number of well-known tourist destinations and a climate that allows year-round outdoor activities, and is also a key entry point into the state for cruise ships entering and leaving the Port of Miami and Port Everglades (Fort Lauderdale), as well as tourists utilizing Miami International and Hollywood-Fort Lauderdale Airports. Central Florida (Greater Orlando) plays host to world renowned tourist destinations such as Universal Studios Florida,

Walt Disney World, Sea World, Kennedy Space Center and Port Canaveral. In 1994, approximately 10 million people traveled between South and Central Florida. The Florida Department of Transportation projects that by the year 2005, over 25 million people will travel that same corridor.

         On March 13, 1997, the Company purchased all of the capital stock of The Durango & Silverton Narrow Gauge Railroad Company, a Colorado corporation ("D&SNG"), and a privately-held, scenic railroad, from Charles E. Bradshaw, Jr.

         D&SNG operates an antique, narrow gauge tourist railroad over a 45-mile route between Durango and Silverton, Colorado along the Animas River. D&SNG provides a scenic railroad excursion which is unique within the industry, and has been operated principally as a tourist railroad since 1968. The railroad was built between 1881 and 1882 by the Denver & Rio Grande Railway Company to service the mining regions of the San Juan Mountains in southwestern Colorado. The coal-fired, steam-driven locomotives were manufactured between 1923 and 1925, and the coaches, many of which are original, are of 1880s vintage. The railroad is a registered National Historic Landmark and has exclusive rights for passage through the San Juan National Forest. D&SNG's operations are seasonal with peak months in June, July and August, and with up to four daily trains except during the winter. The 90-mile round trip takes nine hours including a two-hour layover in Silverton. From November through April, one train is operated daily from Durango to Cascade Canyon (a 52-mile round trip of approximately five hours). See "Plan of Operations."

         With the acquisition of the D&SNG, and the commencement of the Florida Fun-Train, the Company entered into its full operational stage in 1997; and consequently had material operations. Although the Company anticipates replicating the Fun-Train concept in other markets in the future as well as acquiring additional Scenic Railroads, its primary emphasis is on developing the Florida Fun-Train into a viable operation and enhancing the operations of the D&SNG. See "Business -- Florida Fun-Train."

         The Company maintains offices at 3700 North 29th Avenue, Hollywood, Florida 33020. Its telephone number is (954) 920-0606.

STRATEGIC RESTRUCTURING AND OTHER STRATEGIES

The Company's revenue and cash flow from the operations of the Florida Fun-Train from October 15, 1997 to date have been materially below expectations because of significantly reduced ridership from the projections for this start up period. In addition, ridership was below expectations partially due to a delay of the railcars to the Company which precluded the Company from exhibiting and promoting the train to various tour operators and travel agents. Additionally, this delay caused many tour operators to cancel substantially all of their commitments for passenger seats for the Fall of 1997 and Winter of 1998.

As part of the Company's efforts to reduce costs and enhance revenues, the Company has implemented a number of different strategies to that effect. The Florida Fun-Train schedule now consists of eight segments per week, down from its initial operating schedule of sixteen segments per week. The Company has begun an effort to market the Fun-Train to groups and companies for charter service on the days that the train does not operate its regularly scheduled service. In addition, the Company has terminated the employment of approximately twenty (20) persons as part of this cost cutting effort (the employees were cut from a broad cross-section of the company's staff, and included all departments). The Company is considering other routes to accommodate other facets of the Florida tourism market, such as excursion and dinner trains.

THE DURANGO & SILVERTON NARROW GAUGE RAILROAD COMPANY

         D&SNG operates a historic railroad (the "Railroad") which was built between 1881-82 by the Denver & Rio Grande Railway Company, and is now owned by D&SNG. The Railroad is a registered National Historic Landmark and has been carrying passengers for more than 115 years. The Railroad operates between Durango and Silverton, Colorado, a 90-mile round trip, which takes approximately nine hours. The Railroad is located entirely within the State of Colorado, near the "Four Corners" region of the United States (where the borders of Colorado, Utah, New Mexico and Arizona come together).

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

         The locomotives and cars are maintained at company-owned facilities located in a state-of-the-art roundhouse and car shop. Both shops are capable of totally rebuilding a locomotive or car. In 1989, the roundhouse was rebuilt after a fire destroyed the building; it has 15 stalls, which can house all the locomotives. Attached to the roundhouse is a fully equipped machine shop, which can fabricate any locomotive part.

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

         Passengers may choose to ride in enclosed coaches, open gondola cars, authentic parlor cars or the caboose with round-trip prices ranging from approximately $21 to approximately $85. The excursion is available on a one way basis with a return trip available via bus for the same price as a round trip ticket.

         Refreshments and snacks are available on all trains with the parlor cars offering a full bar.

         MARKETING

         D&SNG's principal source of ticket sales is the consumer-direct market, which is served by its Durango-based reservation office. Approximately 86% of D&SNG's passengers come from the direct "sales" to consumers, with the balance handled through travel agents and group tours. The Company compensates travel agents through the use of commissions. Historically, the operations of D&SNG have been the subject of limited marketing efforts. The great majority of D&SNG's passengers come from "word-of-mouth" as well as other "indirect" forms of contact with the public, e.g., billboards and newsprint articles. According to a 1994 passenger survey, commissioned by D&SNG, the five major states of origin of D&SNG passengers were Colorado, Texas, California, Arizona and New Mexico, which account for nearly 60% of D&SNG's passenger totals.

         D&SNG currently markets its services on a regional basis. Marketing efforts consist principally of advertising in regional and local travel publications, as well as the limited use of billboards, directories and advertising on local radio programs. In addition, D&SNG is the subject of repeated, unsolicited articles, which appear in local and national newspapers and magazines. A promotional brochure describing D&SNG's program and services is used to promote ridership. The brochure is distributed by a third- party service to brochure "racks" located in hotels, restaurants, airports and other tourist-related sites in selected cities that have been good "feeder markets" for D&SNG ridership. In an attempt to broaden the passenger base in the future, D&SNG intends to increase its marketing efforts on the broad-based, travel-related industry.

         COMPETITION

         Two other popular railroads exist in Colorado: the Georgetown Loop and the Cumbres & Toltec Railroad. Located approximately 40 miles west of Denver, the Georgetown Loop is a seven-mile 70-minute excursion. The trains are pulled mainly by steam locomotives with the remainder being pulled by diesel locomotives. The Cumbres & Toltec, like D&SNG and the Georgetown Loop, is a narrow gauge scenic railroad. Its trains are pulled mainly by steam locomotives, with the remainder being pulled by diesel locomotives. The Cumbres & Toltec runs from Chama, New Mexico to Antonito, Colorado, a distance of 64 miles. Its closest boarding point to the D&SNG is located in Chama, approximately 100 miles from Durango. Although the Cumbres & Toltec is scenic, it does not travel through a national forest nor is it a registered National Historic Landmark. Owned by the States of New Mexico and Colorado, the Cumbres & Toltec is maintained primarily by volunteers. The termini of the Cumbres & Toltec are not "tourist towns" and do not have the same atmosphere or appeal as those of the D&SNG.

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

THE FLORIDA FUN-TRAIN

         The Company was organized in February 1994 by persons with experience in the passenger rail and tourism industries in order to offer a unique passenger train service in the Florida tourist market.

         Florida attracts tourists from across the world and was the top tourist destination in the United States in 1995. Over the last several years Florida has had an annual tourist base of approximately 40 million persons. South Florida not only contains a number of well-known tourist destinations, but is also a key entry point into the state for cruise ships entering and leaving the Port of Miami and Port Everglades (Fort Lauderdale), as well as tourists utilizing Miami International and Hollywood-Fort Lauderdale International Airports. Central Florida (Greater Orlando) plays host to world renowned tourist destinations such as Universal Studios Florida, Walt Disney World, Sea World, Kennedy Space Center and Port Canaveral. In 1994, approximately 14 million people traveled between South and Central Florida.

         The Fun-Train concept is to provide an enjoyable, high-quality entertainment alternative to other means of transportation between South and Central Florida. The Company's goal is to maximize the entertainment value of the travel time while providing an efficient, safe and reliable form of transportation at a reasonable price. The Florida Fun-Train was designed to provide passengers with a unique overland leisure excursion through the use of various entertainment features, including "virtual reality" and a variety of "high-tech" video games, as well as dining, dancing and lounge cars offering a variety of live entertainment. The exterior of the Florida Fun-Train was designed to have the appearance of a colorful, ultra-modern train. The train's colors are vibrant and contemporary unlike the typical passenger train in the United States. The Company provides a high level of service ("customer care") in order to accommodate its passengers; to facilitate this, the Company has hired a group of employees who are specifically responsible with these duties.

         The Company expects that most of its passengers will be tourists, and that the Company's service will be offered as an "extension" of the passenger's vacation. As such, management of the Company believes it will be able to capture both a portion of the tourist market intent on travelling between South and Central Florida while also encouraging travel on the Florida Fun-Train by tourists and residents who would not otherwise make the trip. Currently, travel is made between South and Central Florida primarily by either automobile, bus or airplane. The Company believes the Florida Fun-Train will generally offer price advantages to travelling by airplane. Travelling by automobile, bus or airplane does not offer the entertainment value provided on the Florida Fun-Train.

         During late 1996 and 1997, the Company completed significant steps to launch its Florida Fun-Train service. In that regard, the Company has: entered into an agreement with the National Railroad Passenger Corporation, "Amtrak" for certain technical services including operating crew, train maintenance, as well as, the leasing of three locomotives; developed its passenger boarding facilities and ticket offices at its North Station (Poinciana) and South Station (Hollywood); entered into an agreement with a third party to accommodate its passengers with necessary transfers and shuttle service; entered into track agreements with the Florida Department of Transportation ("FDOT") and CSX Transportation, Inc.("CSXT"); built its commissary facility to handle the food and beverage requirements of the Florida Fun-Train, which is located at its headquarters in Hollywood, Florida; entered into wholesale, vendor agreements with Walt Disney Attractions, Inc. and Universal Studios Florida which allow for the marketing, selling and packaging of Orlando area Disney and other attraction tickets in conjunction with the Florida Fun-Train (the tickets will also be available on-board the Florida Fun-Train).

         FLORIDA FUN-TRAIN EQUIPMENT AND TRACK RIGHTS

         4 Operating Glass Domed                  Each car provides comfortable,
             Guest Cars                           spacious seating and meal
                                                  service for approximately 75
                                                  guests.

         4 Glass Domed Guest                      These  cars, including  the
             Cars in Various                      initial prototype car already
             Stages of Completion                 owned by the Company, are in
                                                  various stages of completion
                                                  at Rader Railcar II, Inc.'s
                                                  (RRI) manufacturing plant in
                                                  Colorado (see "Management's
                                                  Discussion and Analysis").

         4 Operating Bilevel                      These cars consist of (i) one
             Entertainment Cars                   "tropical-themed Tiki Railbar
                                                  bar/lounge car" which sells
                                                  cocktails, beverages and
                                                  appetizers and offers live
                                                  entertainment including music
                                                  for listening and/or dancing
                                                  (to be provided by musicians
                                                  or a disc jockey), (ii) one
                                                  "video game and kidzone car"
                                                  which offers a variety of
                                                  high-tech video games and
                                                  virtual reality, as well as
                                                  a separate children's play
                                                  area (including a roving,
                                                  close-up magician and/or
                                                  clowns, etc.), (iii) one
                                                  "lounge car" which includes a

                                                50's Diner, a gift shop,
                                                Wine Bar and Pub and lounge
                                                area, (iv) one multi-media
                                                car which will include a
                                                custom designed, audio-visual
                                                presentation (the waiting area
                                                will have a concession area and
                                                video facilities). This
                                                presentation will be completed
                                                when the Company's cash flow
                                                improves.

         1 Baggage Car                          This car provides storage space
                                                for the passengers' luggage,
                                                food and beverage supplies and
                                                work space for train management.

         Excluding the baggage car all of these railcars have been constructed by RRI. Upon increased ridership on the Florida Fun-Train, the Company will seek to have the remaining four railcars completed and/or lease railcars from alternative sources.

         In addition, the Florida Fun-Train utilizes three leased diesel locomotives, which have been repainted with the bright and colorful Florida Fun-Train colors and graphics. One locomotive is positioned on each end of the train, allowing the train to be operated in either direction without the need to turn the train around. The third locomotive serves as a backup (spare).

         The Company operates the Florida Fun-Train between Hollywood and Greater Orlando on currently existing FDOT and CSXT tracks.

         The tracks between Hollywood and West Palm Beach comprise part of the route of the Florida Fun-Train and are controlled by FDOT. The Company entered into an agreement dated January 6, 1997 (the "FDOT Agreement"), with FDOT to obtain the use of this track. Pursuant to the FDOT Agreement, the Company has access to and the use of that portion of the track between mile marker ("MM") 1034 located in Hialeah, Florida, and MM 965 located in West Palm Beach, Florida. In addition, the parties have agreed to allow the Company the use of the Hialeah railroad maintenance facility and the Sheridan Street Station in Hollywood, Florida to be used as the southern terminal for the Florida Fun-Train. The FDOT Agreement is for a five-year term, which began October 15, 1997. The Company is required to pay the FDOT $500 for each one-way trip over the foregoing route which amount increases by $50 after each anniversary of the FDOT Agreement.

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

         The FDOT Agreement may be terminated if (i) the Company's operations are suspended for more than 90 days, (ii) there are more than ten independent suspensions in such operations, (iii) there is a material violation in the Company's obligations under the FDOT Agreement which is not cured upon 45 days' written notice, and (iv) future high-speed rail operations are such that the route cannot be shared (in the FDOT's sole opinion, but with three year's notice to the Company).

         The CSXT Agreement dated October 31, 1996, provides for the use of CSXT's tracks between West Palm Beach and Greater Orlando to be used for the operation of the Florida Fun-Train. The CSXT provides, in part, that the Company will initially pay CSXT the greater of $20 per train-mile, or 16% of the Company's gross ticket revenue (less discounts) from the Florida Fun-Train operations. The Company's payment requirements under the CSXT Agreement are as follows: the per train-mile amount is subject to various increases for inflation and other price adjustments including, (i) an annual increase, beginning January 1, 1999, in the per train-mile charge equal to the inflation index of the Association of American Railroads, (ii) a $50,000 per month reduction for the aggregate train-mile charge in 1997, 1998 and 1999, and (iii) a $2.20 increase in the per train-mile charge along with a limit in certain circumstances on the total annual compensation to CSXT beginning in the year 2000 and thereafter. In addition, the Company is required to maintain at least $300 million in comprehensive general liability insurance with a $100,000 deductible (or self-insurance). In October 1997, the Company negotiated to pay track fees from October 15, 1997 through March 31, 1998 with the Company's common stock. In January 1998, the Company issued approximately 432,000 shares of its common stock to CSXT for track fees between October 15, 1997 and December 31, 1997.

         Pursuant to the CSXT Agreement, CSXT has agreed not to grant similar access rights to the subject rail corridor (between West Palm Beach and Greater Orlando) to any other private rail passenger operator or contractor which would provide comparable conventional rail passenger service for the cruise ship market. The exclusivity provision specifically excepts the provision of access to the subject CSXT route by Amtrak and the Tri-County Commuter Rail Authority, as well as other publicly-funded authorities with statutory and/or contractual rights with respect thereto. The exclusivity also does not apply to high-speed rail activities. In addition, the exclusivity clause will be voidable at CSXT's option if (i) after the first year of operation, the Company does not operate at least 16 Florida Fun-Trains a week, or (ii) management of the Company changes significantly. The term of the agreement will be five years. In addition to the foregoing, the Company has agreed to sell up to 475,000 warrants to CSXT, exercisable at $4.50 per warrant with the initial installment of 75,000 warrants being exercisable upon the commencement of operations of the Florida Fun-Train and thereafter in four equal annual installments of 100,000 warrants each commencing January 1, 1998. Pursuant to the CSXT Agreement, in January 1997, the Company appointed a CSXT representative, Albert B. Aftoora, to its Board of Directors, who resigned in January 1998. CSXT has elected not to replace the Board membership at this time.

         The track rights agreements that the Company has with CSXT, requires substantial amounts of general comprehensive liability insurance (up to $300 million in coverage) which the Company has obtained.

         MARKET

         The Florida Fun-Train's principal market is approximately 41 million persons who visit Florida each year. The Company also relies on the more than
1.4 million residents of the Central Florida (principally the Greater Orlando metropolitan area) and the more than 3.3 million residents of the South Florida (Miami/Ft. Lauderdale) metropolitan area, as well as on the rest of the more than 13.4 million residents of Florida. According to a recent study, Florida's population and tourist base are expected to continue to grow significantly during the next decade; however, the rates of growth have increased at a slower rate. During the 1990's, the growth in portions of Florida's tourism industry slowed, with some areas and attractions experiencing declines. According to the same study, in 1994 approximately 14 million people traveled between Central and South Florida. Of these trips, 55% were for tourism/recreation, 24% were for family/personal reasons, and 21% were for business. SOURCE: "1994 Florida Visitor Study," Florida Department of Commerce, Bureau of Economic Analysis, Tallahassee, FL (1995).

         The Company's continued operations may be materially adversely affected by declining growth or an absolute decline in the number of tourists visiting Florida; however, the Company believes that, by offering a unique and safe tourist attraction and service, it can attract the passenger base needed for profitability, notwithstanding possible adverse trends in the growth of the Florida tourist market as a whole.

         Given the status of both Central Florida and South Florida as major tourist destinations, as well as the size of the underlying metropolitan areas, the Company sees great potential in the market for transportation between the two areas. As part of the Company's marketing effort, it has been targeting the tourists and residents already traveling between the two destinations. As part of that effort the Company is also attempting to stimulate travel between the areas serviced by the Florida Fun-Train by persons who otherwise would not have made the trip. By providing a convenient, entertaining and reasonably priced service between South Florida and Central Florida, the Company's Fun-Train is marketed as an inducement to South Florida visitors and residents to travel to Central Florida, and vice versa. Given the significant size of the potential market, the Company believes that it needs to capture only a small portion in order to be successful.

         Approximately 27 million passengers enplaned and deplaned at the Orlando International Airport in 1997, up from approximately 25.6 million in 1996 and 22.5 million in 1995. Of these passengers, approximately 11% were international visitors, primarily from Europe, Canada and, to a lesser extent, Latin America.

         Central Florida is filled with a number of attractions including Walt Disney World's Magic Kingdom, Epcot Center, Disney-MGM Studios, Universal Studios Florida, Sea World of Florida, as well as Church Street Station, and Splendid China.

         Walt Disney World (and its related attractions) is one of the dominant components of the Central Florida economy; the relative influence of the Disney attractions has lessened with the significant development of other major tourist facilities. Walt Disney World's 1997 attendance was approximately 41.8 million, which was an amount over four times that for Central Florida's next most popular attraction (Universal Studios).

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

         The Miami/Fort Lauderdale metropolitan area contains approximately 3.3 million residents and is also a major tourist destination, with numerous attractions, two major cruise ports, four major-league professional sports teams and miles of beaches. The area attracts millions of domestic and international visitors each year, who come for tourism, shopping, business and family visits. Miami is the financial and trade capital of Latin America, and Miami Beach, famous for its beaches and night life, is internationally known as a center for the fashion, music and movie industries. Fort Lauderdale, Miami and Miami Beach are also major convention destinations. Miami International Airport is the primary travel connection linking the Americas, the Caribbean, Europe and Africa. Served by approximately 140 airlines, more than any other airport in the world, Miami International Airport logs approximately 1,500 daily departures and arrivals. In 1996, over 33.5 million (14.9 million international) passengers flew to or from Miami.

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

         The Port of Miami is the home port to a world-leading fleet of 18 luxury cruise ships, including five of the world's largest passenger ships, which are expressly outfitted for pleasure cruise vacations. In 1997, the Port of Miami handled approximately 3.2 million passengers from its 12 passenger terminals - more than any other cruise port in the world.

         Port Everglades, located approximately 30 miles north of Miami in Fort Lauderdale, received approximately 2.5 million cruise passengers during 1997. There are 32 cruise ships based at Port Everglades, with four cruise terminals just a short walk from the Broward County Convention Center.

         The Fort Lauderdale/Hollywood International Airport is another major transportation destination for tourists going to South Florida. In 1997, the airport handled approximately 12.3 million domestic and international passengers. There are approximately 41 major airlines serving the Fort Lauderdale/Hollywood International Airport with approximately 450 daily arrivals and departures. The airport is located just one and one-half miles from Port Everglades and the Broward County Convention Center.

         MARKETING

         The one-way ticket price for the Florida Fun-Train is $69.95 for adults and $49.95 for children, and the per-passenger en route revenue (for food, beverages, entertainment and souvenirs) has been approximately $10.00 per segment.

         Over the past 12 months the Company has continued to implement its sales and marketing plan. The Company has hired five (5) employees who have been marketing the Company to the travel and tour industries. Among other things these employees market and sell tickets (passenger seats) through wholesale travel and tour operators and retail travel agents. Wholesale tour operators have historically represented a material source of business for the travel industry in South and Central Florida, particularly in the cruise and lodging businesses. However, the Company cannot anticipate what percentage of its future business will be with wholesale tour operators.

         In addition, marketing efforts which feature the Company's services are currently marketed through various channels such as trade shows and conferences, as well as advertising in various tour industry publications and to the general public. In March 1998, the Company brought its reservations in house after six months of outsourcing this function. In addition, the Company is attempting to market its services and sell tickets by means of joint arrangements with cruise lines, airlines and hotels. The company has begun marketing short trip excursion packages to groups and corporate sponsors on days the train does not make its regularly scheduled trips, as well as through open-houses to the travel and tourism industries and public relations special events. The Company has also utilized general advertising on radio and television and in periodicals, newspapers and other media all of which are an important component of the Company's marketing program. The Company anticipates that national and international marketing and sales efforts will enhance business, while the implementation and execution of a yield management system and in house reservations program will increase incremental revenues.

FUTURE ENTERTAINMENT TRAINS

         Part of the Company's overall strategy is to replicate the Fun-Train concept in other viable markets. After the Florida Fun-Train, is running efficiently, with revenue to support its ongoing operation, and assuming the Company has sufficient capital available, it expects to provide "Fun-Train" passenger service between South Florida and the Florida Space Coast (near the Kennedy Space Center). The Space Coast Fun-Train is expected to provide daily round-trip service at a fixed price which will include a full tour of the Kennedy Space Center. The Kennedy Space Center is one of Florida's most popular tourist attractions, receiving over 2.1 million visitors in 1994 and is especially popular with international tourists. The Company expects to market the Space Coast Fun-Train as a convenient and entertaining travel opportunity to see the Kennedy Space Center. The Space Coast Fun-Train will operate over existing tracks owned and operated by the Florida East Coast Railway Company ("FEC").

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

         Numerous companies, most of which are substantially larger than the Company and have much greater financial and other resources, offer alternative modes of transportation over the Florida Fun-Train route. In addition to the extensive competition in the transportation sector, the Company faces extensive competition for the spending of leisure time and dollars from numerous attractions in the tourist entertainment sector. These alternative modes of transportation offer transportation that is less expensive and/or faster than the Company's rail service. Most of these competitors already enjoy an established presence in the Florida transportation and tourism markets. The Company is competing on the basis of its unique product, which provides a combined package of transportation and entertainment.

         The Company believes that the principal transportation competition for the Florida Fun-Train is from airlines, automobiles and inter-city buses. While air travel is a faster means of transportation, it is generally more expensive than the Company's fares; however, there are certain low-fare air carriers operating in the South Florida/Orlando corridor. Further the Company believes that airline travel does not provide significantly greater convenience within the scope of the Florida Fun-Train's routes. Automobile travel is, on the other hand, less expensive, but lacks the convenience and ease of transport provided by the Florida Fun-Train. The Company is not aware of any other person or entity currently planning to provide a service directly competitive with the Florida Fun-Train; however, the Company is generally aware of the fact that Walt Disney Company has indicated from time to time its interest in establishing a rail link between its operations in greater Orlando and one or more cruise ports in Florida. There can be no assurance that such a competitor will not appear. In addition, Amtrak currently operates passenger train service between Miami/Fort Lauderdale and Orlando, Florida with numerous stops in between. The cost of a round-trip ticket on Amtrak between

Miami/Fort Lauderdale and Orlando is currently $300 (first class service) and $58 (coach service). Presently Amtrak service does not include the "entertainment-type" service which the Company provides on the Florida Fun-Train; however, there can be no assurance that Amtrak will not improve its service and offer amenities similar to those offered by the Company. Amtrak provides certain "technical services" for the Florida Fun-Train.

         GOVERNMENTAL REGULATION

         The Company's operations are subject to safety regulation by the Federal Railroad Administration (which are administered in Florida by the Department of Transportation), as well as environmental regulation by federal and state agencies. The Company's operations are also required to maintain a state liquor license and a Special Tax Stamp issued by the Federal Bureau of Alcohol, Tobacco and Firearms, and it is subject to health and other regulations promulgated by federal, state and local authorities. D&SNG's operations are subject to rate, administrative and safety regulation by the Colorado Public Utilities Commission, as well as environmental regulation by federal and state agencies.

         The Company believes that the operations of the Florida Fun-Train as well as the operations of D&SNG are in material compliance with all environmental laws and regulations, and it estimates that such compliance will not have any material adverse effect on its profitability or capital expenditures.

         EMPLOYEES

         At March 20, 1998, the Company (excluding D&SNG) employed 60 persons, six of whom are senior management and the remaining are full and part-time staff members. The Company also relies on independent contractors and the outsourcing of certain functions, e.g. marketing and rail operations. For a description of D&SNG's employees, see "- The Durango & Silverton Narrow Gauge Railroad," above.

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

                                     ITEM 2

                             DESCRIPTION OF PROPERTY

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

         The Company believes it has applicable insurance coverage, as well as a claim for indemnification from the Seller of D&SNG, which it believes will satisfy any financial responsibility it may have as a result of this action. The Company has filed a motion to dismiss this action and intends to vigorously defend the action.

CARNIVAL

         On July 9, 1997, Carnival Corporation ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida. The Complaint alleges federal (Lanham Act) trademark infringement, federal, state and common law trademark dilution, common law unfair competition and false designation of origin, description and representation of services under the Lanham Act, based on Carnival's alleged ownership of a "family" of federal, state and common law service marks and trademarks centered around the word "Fun" which relate to Carnival's business activities including entertainment services (stage shows, nightclub shows, contests, dances and parties), cruise ship services, cruise transportation services, "on-line" services, on-board interactive television services and various children's entertainment services. On July 22, 1997, Carnival filed a Motion for Temporary Injunction seeking to enjoin the Company from (i) using the Fun Train mark (and any related "Fun" marks), (ii) holding out the Company's services or products as sponsored by or affiliated with Carnival, (iii) committing acts of infringement or dilution of Carnival's marks, and (iv) otherwise unfairly competing. On July 29, 1997, the federal court denied this motion on the grounds that, among other things, Carnival has failed to establish a substantial likelihood of success on the merits. Currently this action is in discovery and this case is set for a pretrial conference on May 15, 1998. A specific trial date has not been set.

         The Company has applied for the federal registration of "Fun-Train" mark and is currently pursuing this application; however, Carnival has opposed this application.

DAKOTAH RESERVATIONS SERVICES

         On December 31, 1997, Dakotah Reservation Services, Inc. ("Dakotah"), sent a letter to the Company asserting a claim for breach of that certain agreement (the "Reservation Agreement") between the Company and Dakotah dated June 1, 1997. In March 1998 Dakotah filed an action against the Company in the United States District Court for the District of Colorado for breach of an agreement for the provision of reservation services. The Company had previously terminated the Reservation Agreement with Dakotah pursuant to a letter dated December 30, 1997, for non-performance by Dakotah of material provisions of the Reservation Agreement. The Company believes it has a basis on which to deny liability.

DAVID GILMARTIN

         On January 21, 1998, the Company received a letter from an attorney for David Gilmartin demanding unpaid wages and contract damages allegedly due pursuant to an agreement dated December 10, 1996, between Mr. Gilmartin and the Company. The Company terminated its agreement with Mr. Gilmartin for non-performance. In the event litigation is commenced against the Company for breach of the Agreement, the Company intends to deny liability.

JACK MOSS

         An action was filed in the 17th Judicial Circuit Court in and for Broward County against the Company on February 19, 1998, by Jack Moss for unpaid wages and expenses, and breach of the terms of his employment agreement with the Company. The Company denies liability for breach of this agreement. The Company is currently negotiating the settlement of this action.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

                                     ITEM 5

             MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "FTRN"; however, there was no active trading market for the Common Stock until the Second Quarter of 1996, to the best knowledge of the company's management. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated in 1996, 1997 and 1998.

                                                   HIGH                LOW
                                                   ----                ---

1996:
              First Quarter                         -                  -
              Second Quarter                        6.375              3.00
              Third Quarter                         6.25               3.00
              Fourth Quarter                        4.75               2.00

1997:
              First Quarter                         2.75               1.75
              Second Quarter                        2.9375             2.375
              Third Quarter                         3.5625             2.50
              Fourth Quarter                        3.5625             0.25

1998:
              First Quarter (through
              March 20, 1998)                       0.5625             0.25

On March 20, 1998, the last reported sale price of the Common Stock was $0.3125 per share. As of March 25, 1998, there were 556 holders of record of the Common Stock.

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

See "Management's Discussion and Analysis."

                                     ITEM 6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's consolidated financial statements present its consolidated operating results. This discussion supplements the detailed information presented in the Consolidated Financial Statements and Notes thereto and is intended to assist the reader in understanding the financial results and condition of the Company.

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

         The Company is also pursuing its strategy of acquiring Scenic Destination Railroads. On March 13, 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG"), which aggregated approximately $16.2 million and consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996. The purchase resulted in an allocation of approximately $1.5 million to goodwill, which is being amortized over forty years.

         For financial statement purposes, the acquisition is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material. Therefore, the operations of D&SNG are included in the Company's Statements of Operations only since the date of acquisition. However, for purposes of meaningful comparison, the revenue, cost of revenue and selling, general and administrative expenses for the year ended December 31, 1997 are compared to the prior year's comparable period (when D&SNG was a stand alone entity) in Results of Operations below to provide better insight into the results of D&SNG's operations despite the fact that the 1996 results of operations for D&SNG are not included in the Company's Statements of Operations for 1996.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         The Company generated revenues of approximately $9.9 million in 1997 consisting of approximately $9.7 million from D&SNG and approximately $200,000 from the Florida Fun-Train. D&SNG's revenues increased approximately $1.2 million from the same period in 1996 when D&SNG was a stand alone entity. The increases in revenues are due primarily to a 15% increase in ticket prices and selective price increases in train concessions implemented in 1997, partially offset by a 3% decrease in passengers for the year ended December 31, 1997, from the prior year's comparable period. The Company believes the decrease in passengers was caused primarily by poor weather in April, May, and September and a general decline in the Colorado tourism market. The Florida Fun-Train revenues were significantly below expectations because of significantly reduced ridership from the projections for this start up period. In addition, ridership was below expectations partially due to a delay in the delivery of the railcars to the Company which precluded the Company from exhibiting and promoting the train to various tour operators and travel agents. This delay also caused the tour operators and travel agents to either withdraw their promotion of the Florida Fun-Train or defer their promotion until 1998.

         Cost of revenue in 1997 was approximately $4.0 million for D&SNG and approximately $2.7 million for the Florida Fun-Train. D&SNG's cost of revenues, which consist primarily of salaries and benefits for train operations, track maintenance, railcar maintenance and concession personnel as well as product costs for concessions, was consistent with costs in the comparable period in 1996. Cost of revenues for the Florida Fun-Train consist primarily of the costs of the train operating agreement with the National Passenger Railroad Corporation ("Amtrak"), the track rights fees with CSX Transportation, Inc. ("CSXT") and Florida Department of Transportation ("FDOT"), liability and other insurance, equipment leases, depreciation expense, train security and salaries and benefits for on board personnel and operations management.

         Selling, general and administrative expenses were approximately $2.0 million for D&SNG and approximately $1.6 million for the Florida Fun-Train and the parent company. D&SNG's selling, general and administrative expenses increased by approximately $200,000 as compared to the same period in 1996. The increase is due to higher promotional, advertising and other marketing expenses as well as increased expenditures for reservations, credit card fees and salaries. These increased expenditures were partially offset by the elimination or reduction of certain expenditures aggregating approximately $675,000 for the year ended 1997. Eliminated expenses in 1997 include leasing of a corporate airplane and an apartment and the allocation of management fees.

         Development expenses of the Florida Fun-Train increased by approximately $1.6 million during 1997 as compared to the year ended December 31, 1996. The increase is related primarily to an addition of approximately 20 employees subsequent to December 31, 1996, and the significant increase in 1997 of general and administrative expenses, i.e. rent, insurance, promotional travel, and advertising related to the commencement of operations for the Florida Fun-Train. The major components of the development expenses in 1997 were salary and payroll tax expenses and general and administrative expenses of approximately $1.4 million and $1.9 million, respectively.

         The Company's net interest expense increased by approximately $2.2 million for 1997 as compared to 1996. The acquisition of D&SNG resulted in additional net interest expense of approximately $1.3 million in 1997. Additionally, the issuance by the Company of additional debt securities in June 1997 (see Note 10 of Notes to Consolidated Financial Statements) resulted in additional interest expense of approximately $900,000 in 1997. These increases were partially offset by an increase in capitalized interest of approximately $300,000 in 1997.

         Amortization of deferred loan costs increased by approximately $245,000 in 1997 as compared to 1996 due to loan costs originating from the debt related to the acquisition of D&SNG and the additional debt securities issued in June 1997.

         The Company reported a net loss of approximately $7.0 million or $.68 per share for 1997, as compared to a net loss of approximately $2.6 million or $.34 per share, respectively, for 1996, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Overall, in 1997, cash decreased by approximately $5.5 million primarily due to capital expenditures for the Florida Fun-Train, the acquisition of D&SNG and repayment of notes payable for D&SNG whose decrease was partially offset by proceeds from subsequent borrowings and issuance of common stock.

         More specifically, in 1997, cash flow used in operating activities was approximately $4.2 million compared to approximately $2.7 million for 1996. The increase in use of funds was due primarily to the large cash requirements for operations of the Florida Fun-Train since October 15, 1997 and the increased level of developmental activities in preparation for the commencement of operations. This increase was partially offset by D&SNG, which generated positive operating cash flow of approximately $1.7 million in 1997.

         The Company's investing activities used approximately $15.2 million in fiscal 1997, compared to approximately $4.1 million in the first nine months of 1996. The investing activity in 1997 was principally due to capital expenditures of approximately $11.0 million (described below) and the acquisition of D&SNG requiring approximately $3.5 million in cash. The capital expenditures are primarily payments for the construction of the railcars and the two train terminals for the Florida Fun-Train.

         In 1997 and 1996 financing activities generated approximately $13.9 million. Cash flows from financing activities for 1997 were principally due to a private placement of debt and equity securities completed in June 1997 of approximately $9.5 million (see Note 10 of Notes to Consolidated Financial Statements), proceeds from a note payable used to primarily finance the acquisition of D&SNG and repay existing notes payables (net increase of cash of approximately $3.9 million), and proceeds from a line of credit. The Company's percentage of total debt to total capital was 96.8% on December 31, 1997 compared to 65.9% on December 31, 1996.

         The Company's immediate cash requirements are significant and its immediate sources of cash are limited. As a result, there is a question about the Company's ablility to continue as a going concern. The Company's revenue and cash flow from the operations of the Florida Fun-Train from October 15, 1997 to date have been materially below expectations. Additionally, the Company lost in excess of $5.5 million in the fourth quarter of 1997 and anticipates losing approximately $5.0 million in the first quarter of 1998. At February 28, 1998, the Company's cash balance was approximately $1.0 million of which approximately $600,000 was subject to the restrictions in the loan covenant outlined in Note 6 of Notes to Consolidated Financial Statements. The Company believes that its existing cash resources will not be sufficient to fund the operations for the Florida Fun-Train beyond March 31, 1998. The Company requires an immediate cash infusion of approximately $2.5 million to fund certain of its obligations including, among other things, its operating agreement with Amtrak, the track rights agreements with CSXT and FDOT, its insurance obligations and payroll through May 31, 1998. On March 31, 1998 the Company received approximately $500,000 of equity investment to partially fund this immediate cash need. In order for the Company to continue operations of the Florida Fun-Train it must promptly: (i) significantly increase ridership on the Florida Fun-Train and (ii) arrange for additional sources of financing. The Company is in discussions with its investment advisor and other third parties concerning alternative sources of financing as well as pursuing various marketing opportunities to increase passenger ridership on the Florida Fun-Train. There is no assurance that the Company will obtain the additional financing or the necessary ridership to sustain operations in the near future.

         Additionally, the Company has four railcars at various stages of completion at Rader Railcar II ("RRI"). In accordance with a construction agreement, approximately $681,000 will be paid to RRI after the delivery and acceptance of all the railcars constructed by RRI. Once ridership on the Florida Fun-Train increases, the Company will either negotiate with RRI to complete the four railcars or obtain railcars from a third party. There can be no assurance that funds for either option will be available on terms acceptable to the Company or at all.

         In connection with the acquisition of D&SNG by the Company, D&SNG borrowed, and the Company guaranteed, $8.5 million from a commercial lending institution pursuant to a five-year term loan, portions of which were used to pay a pre-existing lender to fund a portion of the cash required to close the acquisition. The balance was used for working capital for D&SNG's operations (approximately $1 million). This working capital and the funds generated from D&SNG's operations are expected to be adequate to meet D&SNG's cash requirements (including capital expenditures and debt service) for 1998. There are no material short-term or long-term commitments for capital expenditures for D&SNG; however, the Company anticipates expenditures of approximately $350,000 in 1998 for property and equipment, but has not yet finalized its plan in this regard. Additionally, D&SNG is expected to incur in excess of $2 million of interest and principal payments in 1998 resulting from the $8.5 million term loan and the $10.05 million seller financing. D&SNG's business and cash flow are historically seasonal in nature with the peak season being the months of June, July and August; however, this factor is not expected to have a material adverse impact on D&SNG's ability to meet cash requirements.

         Capital expenditures and debt service in 1998 and subsequent years are expected to be funded from the working capital generated from D&SNG operations and a $250,000 available line of credit. In the event that the sources are not adequate to fund D&SNG cash requirements in 1998 and subsequent years, D&SNG will be required to obtain additional third-party financing, e.g., unsecured lines of credit, however, there can be no assurance that this or other sources of funds will be available to D&SNG in the future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Form 10-KSB, specifically the Management's Discussion and Analysis, contains "FORWARD-LOOKING STATEMENTS" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "FORWARD-LOOKING STATEMENTS." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the

Company's "FORWARD-LOOKING STATEMENTS." Such factors include, among others, the following: the ability of the Company to obtain, from internal and external sources, sufficient additional working capital to fund its operations (particularly those of the Florida Fun-Train) and continue as a going concern, the prompt improvement in the Florida Fun-Train financial performance, specifically an immediate and significant increase in ridership on the Florida Fun-Train, reduction in the Company's outstanding indebtedness through the conversion of existing convertible debt into equity, delivery of the remaining railcars to complete the Florida Fun-Train, the successful marketing of the Company's rail services in Florida and Colorado and unscheduled repairs to the Company's railroad equipment. In addition, the Company's business prospects are generally susceptible to national economic conditions, particularly those affecting the Colorado and Florida tourism markets, as well as weather patterns in Colorado and Florida. Actual results could differ materially from the forward-looking statements as a result of the foregoing factors.
                                     ITEM 7

                              FINANCIAL STATEMENTS

The financial statements are included herein beginning at page F-1.

                                     ITEM 8

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 26, 1998, the Registrant's Board of Directors voted to engage Millward & Company to act as the Registrant's independent certified public accountants, thereby dismissing and replacing BDO Seidman, LLP. The former accountants' reports for the Registrant's last two fiscal years did not contain any adverse opinion, or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Registrant and the former accountants with regard to any matters which would have caused such accountants to make reference to the subject matter thereof with their report.

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

                                     ITEM 9

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" and "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement").

                                     ITEM 10

                             EXECUTIVE COMPENSATION

         The information required by this item with respect to the executive compensation is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 1998 Proxy Statement.

                                     ITEM 11

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1998 Proxy Statement.

                                     ITEM 12

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's 1998 Proxy Statement.

                                     ITEM 13

                        EXHIBITS AND REPORTS ON FORM 8-K

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

         3.3      Amended Bylaws are hereby incorporated by reference to Exhibit
                  3.3 to Form 10-KSB for the year ended December 31, 1997.

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

         4.2      Form of Series A Redeemable Warrant Agreement.*

         4.3      Series A Redeemable Warrant Agreement.*

         4.4      Form of Financial Advisory Warrant Certificate.*

         4.5      Financial Advisory Warrant Agreement.*

         4.6 Common Stock Purchase Warrant Certificate held by Charles E. Bradshaw, Jr., dated March 13, 1997, is hereby incorporated by reference to Exhibit 4.6 to Form 10-KSB for the year ended December 31, 1997.

         10.1 Agreement effective as of June 28, 1994, between First American-Florida and Rader Railcar, Inc., as amended.*

         10.2 Employment Agreement dated February 16, 1994, between First American- Florida and Allen C. Harper.*

         10.3 Employment Agreement dated September 10, 1997, between the Registrant and Ronald J. Hartman, is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-3, filed December 30, 1997.

         10.4 Employment Agreement dated July 1, 1994, between First American- Florida and Michael J. Acierno, as amended.*

         10.5 Settlement Agreement and General Release dated November 20, 1997, between the Registrant and Raymond Monteleone, is hereby incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-3, filed December 30, 1997.

         10.6 Agreement dated February 28, 1995, between First American-Florida and Florida East Coast Railway Company.*

         10.7 Form of Non-Competition Agreement between Thomas G. Rader and First American-Florida.*

         10.8 Railcar Construction Agreement (without appendices) between Rader Railcar II, Inc. and Fun Trains, Inc. dated October 23, 1996.*

         10.9 Financial Advisory and Consulting Agreement between the Registrant and International Capital Growth, LLC, dated April 26, 1996*, as amended December 5, 1996, is hereby incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 1996.

         10.10 Note Escrow Agreement between the Registrant, Capital Growth Interna-tional, LLC, and Sterling National Bank and Trust Company of New York dated April 26, 1996.*

         10.11    Form of Convertible Secured Note.*

         10.12 Consulting Agreement between the Registrant and C. Dawson Buck, dated June 24, 1997, is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-8, filed July 14, 1997.

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

         10.16 Form of Confidentiality and Non-competition Agreement between the Registrant's executive employees and the Registrant.*

         10.17 Consulting Agreement between Management Resource Group, Inc. and the Registrant dated July 23, 1996.*

         10.18 Agreement between Universal Studios Florida and the Registrant, dated October 30, 1996.*

         10.19 Agreement between CSX Transporta-tion, Inc. and the Registrant, dated October 31, 1996.*

         10.20 Business Lease between Mandel Development, a Florida general partnership, and the Registrant, dated January 15, 1997, is hereby incorporated by reference to Exhibit 10.20 to Form 10-KSB for the year ended December 31, 1996.

         10.21 Operating Agreement between the Florida Department of Transportation and the Registrant, dated January 6, 1997, is hereby incorporated by reference to Exhibit 10.21 to Form 10-KSB for the year ended December 31, 1996.

         10.22 Form of the Registrant's 1996 Non-Qualified Stock Option Plan, is hereby incorporated by reference to Exhibit 10.22 to Form 10-KSB for the year ended December 31, 1996.

         10.23 Loan Agreement (without exhibits) between NationsBank, N.A. (South) and the Durango & Silverton Narrow Gauge Railroad Company, dated March 13, 1997, is hereby incorporated by reference to Exhibit 10.23 to Form 10-KSB for the year ended December 31, 1996.

         10.24 Share Purchase Agreement between The Durango & Silverton Narrow Gauge Railroad Company and the Registrant, dated December 10, 1996, and Addendum to Share Purchase Agreement, dated February 28, 1997, is hereby incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended December 31, 1996.

         10.25 Promissory Note in the amount of $4,200,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997, is hereby incorporated by reference to Exhibit 10.25 to Form 10-KSB for the year ended December 31, 1996.

         10.26 Promissory Note in the amount of $5,850,000 from the Registrant in favor of Charles E. Bradshaw, Jr., dated March 13, 1997, is hereby incorporated by reference to Exhibit 10.26 to Form 10-KSB for the year ended December 31, 1996.

         10.27 Registration Rights and Price Guaranty Agreement between Charles E. Bradshaw, Jr. and the Registrant, dated March 13, 1997, is hereby incorporated by reference to Exhibit 10.27 to Form 10-KSB for the year ended December 31, 1996.

         10.28 Amendment No. 2 To Operating Agreement between the Florida Department of Transportation and the Registrant, dated June 6, 1997, is hereby incorporated by reference to Exhibit 10.29 of the Registrant's Post Effective Amendment No. 1 Registration Statement on Form SB-2, filed June 25, 1997.

         10.29 Amendment No. 3 To Operating Agreement between the Florida Department of Transportation and the Registrant, dated August 18, 1997, is hereby incorporated by reference to Exhibit 10.35 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-3/A, filed September 18, 1997.

         10.30 Amendment No. 3 To Railcar Construction Agreement between Rader Railcar II, Inc. and Fun Trains, Inc., dated August 22, 1997, is hereby incorporated by reference to Exhibit 10.33 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-3/A, filed September 18, 1997.

         10.31 Limited Guaranty of Payment and Performance given by Thomas G. Rader to Fun Trains, Inc., dated August 22, 1997, is hereby incorporated by reference to Exhibit 10.34 of the Registrant's Amendment No. 1 to the Registration Statement on Form S-3/A, filed September 18, 1997.

         10.32 Amendment No. 4 to Railcar Construction Agreement between Rader Railcar II, Inc., Fun Trains, Inc. and Thomas G. Rader, dated November 12, 1997, is hereby incorporated by reference to Exhibit 10.36 of the Registrant's Registration Statement on Form S-3, filed December 30, 1997.

         10.33 Letter Agreement dated December 19, 1997, waiving default under the Loan Agreement, dated March 10, 1997 between the Registrant and Pointe Bank, is hereby incorporated by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K, filed December 29, 1997.

         10.34 Letter Amendment to Agreement between CSX Transportation, Inc. and the Registrant, dated November 24, 1997. **

         10.35 Placement Agent Agreement between International Capital Growth, Ltd. and the Registrant, dated May 12, 1997. **

         10.36 Placement Agent Agreement between International Capital Growth, Ltd. and the Registrant, dated December 16, 1997. **

         10.37 Consulting Agreement between the Registrant and Alan L. Jacobs, dated March 18, 1998. **

         16.1 Letter dated January 29, 1998, from the Company's former accountants, BDO Seidman, LLP, to the Registrant is hereby incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated January 26, 1998.

         16.2 Letter dated May 10, 1996, from the Company's former accountants, Hansen, Barnett & Maxwell, to the Registrant is hereby incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated May 6, 1996.

         21       Subsidiaries of the Registrant.**

         23.1     Consent of BDO Seidman LLP ***

         27       Financial Data Schedule **

----------
* Incorporated by reference to the comparable exhibit numbers as contained in the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on August 6, 1996.

**       Filed herewith.

***      To be filed by amendment

         (b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1997

                  On December 29, 1997, the Company filed a Current Report on Form 8-K with respect to the significant cash shortage being experienced by the Company (see Note 13 of Notes to Consolidated Financial Statements).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MARCH 27, 1998      FIRST AMERICAN RAILWAYS, INC.

                                 BY:    /S/ ALLEN C. HARPER
                                    --------------------------------------------
                                    ALLEN C. HARPER, CHAIRMAN OF THE
                                    BOARD  OF  DIRECTORS  AND  CHIEF
                                    EXECUTIVE OFFICER

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                           TITLE                                  DATE
----------                                           -----                                  ----

 /S/ ALLEN C. HARPER                        CHAIRMAN OF THE BOARD                       MARCH 27, 1998
-----------------------------               AND CHIEF EXECUTIVE
ALLEN C. HARPER                             OFFICER(PRINCIPAL)E
                                            EXECUTIVE OFFICER)

 /S/ DONALD P. CUMMING                      VICE PRESIDENT, SECRETARY,                  MARCH 27, 1998
-----------------------------               TREASURER AND ACTING CHIEF
DONALD P. CUMMING                           FINANCIAL OFFICER (PRINCIPAL
                                            FINANCIAL OFFICER)

 /S/ THOMAS G. RADER                        DIRECTOR                                    MARCH 27, 1998
----------------------------
THOMAS G. RADER

 /S/ DAVID RUSH                             DIRECTOR                                    MARCH 27, 1998
----------------------------
DAVID RUSH

 /S/ LUIGI SALVANESCHI                      DIRECTOR                                    MARCH 27, 1998
----------------------------
LUIGI SALVANESCHI

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                                           Index

                                                                            PAGE
                                                                            ----

              REPORT OF INDEPENDENT AUDITORS                               F - 2

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           F - 3

              CONSOLIDATED BALANCE SHEET                                   F - 4

              CONSOLIDATED STATEMENTS OF OPERATIONS                        F - 5

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)    F - 6

              CONSOLIDATED STATEMENTS OF CASH FLOWS                        F - 7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F - 8

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
First American Railways, Inc.

We have audited the accompanying consolidated balance sheet of First American Railways, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Railways, Inc. as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred annual operating losses since its inception and in 1997 expended approximately $11,000,000 for capital expenditures. At December 31, 1997, the Company had a working capital deficiency of approximately $2,520,000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the foregoing uncertainties.

                                                          /S/ MILLWARD & COMPANY
                                                          ----------------------
                                                          Millward & Company

Fort Lauderdale, Florida
February 27, 1998

                                                       TO BE FILED BY AMENDMENT

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                      CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31,1997
                                                                ----------------

ASSETS

CURRENT
   Cash                                                          $    1,711,927
   Restricted cash                                                      100,000
                                                                 --------------
      Cash and cash items                                             1,811,927
   Inventories                                                        1,017,557
   Prepaids and other                                                 1,734,746
                                                                 --------------
Total current assets                                                  4,564,230
Property and equipment, net                                          41,668,275
Deferred loan costs, goodwill and other, net                          4,316,953
                                                                 --------------
                                                                 $   50,549,458
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable and accrued liabilities                      $    4,812,626
   Unearned revenue                                                     377,749
   Short-term debt and current maturities of long-term debt           1,896,000
                                                                 --------------
Total current liabilities                                             7,086,375
Long-term debt                                                       33,573,157
Deferred income taxes and other long-term liabilities                 8,258,788
                                                                 --------------
                                                                     48,918,320
                                                                 --------------
COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY
Preferred stock $.001 par value, 500,000 shares authorized                    -
Common stock $.001 par value, 100,000,000 shares authorized
      11,243,911 shares issued and outstanding                           11,244
Additional paid-in capital                                           12,524,286
   Accumulated deficit                                              (10,904,392)
                                                                 --------------
TOTAL STOCKHOLDERS' EQUITY                                            1,631,138
                                                                 --------------
                                                                 $   50,549,458
                                                                 ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     FOR THE YEAR
                                                                                 ENDED DECEMBER 31,
                                                                           1997                      1996
----------------------------------------------------------------------------------------------------------------

Revenue                                                              $     9,895,867            $              -
Cost of revenue                                                            6,750,036                           -
                                                                     ---------------            ----------------
Gross profit                                                               3,145,831

Selling, general and administrative                                        3,566,472                           -
Development of Florida Fun-Train                                           3,742,539                   2,150,300
                                                                     ---------------             ---------------
Operating loss                                                            (4,163,180)                 (2,150,300)
Interest expense, net of  $311,748 and $341,391
     of interest income                                                    2,340,188                     166,911
Amortization of loan costs                                                   465,853                     220,722
Expenses from offerings not completed                                              -                      57,829
                                                                     ---------------             ---------------
Net loss                                                             $    (6,969,221)            $    (2,595,762)
                                                                     ================            ================

Net loss per common share:
     Basic                                                           $         (0.68)            $         (0.34)
     Diluted                                                         $         (0.68)            $         (0.34)

Weighted average number of common shares
   used to compute net loss per common share
     Basic                                                                10,284,543                   7,723,050
     Diluted                                                              10,284,543                   7,723,050



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

---------------------------------------------------------------------------------------------------------------------------


                                                                                              ADDITIONAL
                                                                   COMMON STOCK                 PAID-IN         ACCUMULATED
                                                              SHARES          AMOUNT            CAPITAL           DEFICIT
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                 4,275,000   $     4,275      $    1,110,760    $   (1,339,409)
Issuance of common stock in connection

     with Stage I offering, net of

     offering costs of $11,692                                 375,004           375              42,933                 -
Issuance of common stock in connection
     with Stage II offering, net of offering

     costs of $1,247,967                                     4,050,274         4,050           6,998,666                 -
Merger with Asia-America Corporation                           350,000           350                (350)                -
Issuance of common stock to officer                             10,800            11              37,789                 -
Net loss                                                             -             -                    -       (2,595,762)
                                                           -----------    ----------      ---------------    --------------
Balance at December 31, 1996                                 9,061,078         9,061           8,189,798        (3,935,171)
Issuance of common stock, warrants and stock options

     in connection with payment of fees to third parties       351,180           351             636,472                 -
Issuance of common stock,
     net of offering costs of $409,268                       1,557,072         1,557           3,025,141                 -
Issuance of common stock and warrants
     in connection with acquisition of D&SNG                   200,000           200             544,700                 -
Issuance of common stock in connection
     with employee benefit plans                                70,284            70             113,143                 -
Issuance of common stock in

     connection with conversion of debt                          4,297             5              15,032                 -
Net loss                                                             -             -                   -        (6,969,221)
                                                           -----------    ----------      --------------     --------------
Balance at December 31, 1997                                11,243,911     $  11,244        $ 12,524,286     $ (10,904,392)
                                                           ===========    ==========      ==============     ==============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                                        STATEMENTS OF CASH FLOWS

                                                                                              FOR THE YEAR
                                                                                          ENDED DECEMBER 31,
                                                                                  1997                           1996
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                            $      (6,969,221)                 $     (2,595,762)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                              413,807                             6,172
       Amortization                                                              474,130                           220,722
       Amortization of original issue discount                                   361,133                                 -
       Salaries and consulting fees paid in common stock                         153,773                            37,800
       (Increase) Decrease in restricted cash                                    330,834                          (430,834)
       Increase in inventories                                                  (260,272)                                -
       Increase in prepaids and other                                         (1,399,030)                         (253,692)
       Increase in account payable and accrued liabilities                     2,896,927                           309,237
       Decrease in unearned revenue                                             (226,361)                                -
                                                                        ----------------                  ----------------
     Total adjustments                                                         2,744,941                          (110,595)
                                                                        ----------------                  ----------------
Net cash used in operating activities                                         (4,224,280)                       (2,706,357)
                                                                        ----------------                  ----------------
INVESTING ACTIVITIES:
   Capital expenditures                                                      (10,981,715)                       (2,063,500)
   Cash paid for acquisition                                                  (3,512,058)                       (2,000,000)
   Increase in other assets                                                     (665,324)                                -
                                                                        ----------------                  ----------------
   Net cash used in investing activities                                     (15,159,097)                       (4,063,500)
                                                                        ----------------                  ----------------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and line of credit                 17,287,500                         8,695,682
   Repayment of notes payable                                                 (5,138,374)                         (445,000)
   Payment of loan costs                                                      (1,311,110)                       (1,087,829)
   Proceeds from issuance of common stock                                      3,492,536                         7,300,761
   Payment of offering costs                                                    (409,268)                         (254,737)
   Borrowings from related parties                                                     -                            68,388
   Repayments of notes payable to related parties and others                           -                          (333,388)
                                                                        ----------------                  ----------------

  Net cash provided by financing activities                                   13,921,284                        13,943,877
                                                                        ----------------                  ----------------
  Net increase (decrease) in cash                                             (5,462,093)                        7,174,020
  Cash at beginning of period                                                  7,174,020                                 -
                                                                        ----------------                  ----------------
  Cash at end of period                                                 $      1,711,927                  $      7,174,020
                                                                        ================                  ================

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                               $      2,136,516                  $        542,731
                                                                        ================                  ================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF                   ORGANIZATION AND BUSINESS
    SIGNIFICANT
    ACCOUNTING                       First American  Railways,  Inc. and
    POLICIES                         subsidiaries ("the Company") is organized
                                     for the  purpose  of  constructing,
                                     acquiring and marketing entertainment based passenger trains. The Company operates a "Fun-Train" between South and Central Florida and a scenic destination railroad in Southwestern Colorado.

                                 BASIS OF PRESENTATION

                                     Certain amounts in the prior years'
                                     financial statements have been reclassified to conform to the current year presentation. The Company was a development stage entity in 1996 for financial reporting purposes.

                                 CONSOLIDATION

                                     The Consolidated Financial Statements include the accounts of First American Railways, Inc. and all subsidiaries. All significant intercompany balances and transaction have been eliminated.

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

                                 CASH EQUIVALENTS

                                     The Company considers all highly liquid
                                     investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

                                 RESTRICTED CASH

                                     Restricted cash consists of cash committed as collateral for credit card transactions.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 INVENTORIES

                                     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                 INTANGIBLE ASSETS

                                     Trademarks, stated at cost are amortized using the straight-line method over ten
                                     (10) years. Goodwill is amortized using the straight-line method over forty (40) years.

                                 FIXED ASSETS AND DEPRECIATION

                                     Fixed assets are stated at cost and are
                                     depreciated by the straight-line method
                                     over the estimated useful lives of the
                                     assets. Construction in process will be
                                     depreciated beginning at the time those
                                     assets are placed into service.

                                 OFFERING COSTS

                                     Costs incurred in connection with the
                                     Company's efforts to obtain additional
                                     financing through a public offering or
                                     private placement of securities are
                                     deferred and offset against the proceeds or charged to operations if an offering or placement is unsuccessful.

                                 IMPAIRMENT

                                     On January 1, 1996, the Company adopted
                                     Statements of Financial Accounting
                                     Standards No. 121 "Accounting for the
                                     Impairment of Long-Lived Assets and for
                                     Long-Lived Assets to Be Disposed Of" ("SFAS
                                     No. 121"). SFAS No. 121 requires, among
                                     other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. During 1997 there have been no write-downs required in the accompanying financial statements.

                                 STOCK-BASED COMPENSATION

                                     Stock-based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     No 25, "Accounting for Stock Issued to
                                     Employees" ("APB 25"). The Company has
                                     adopted Statements of Financial Accounting
                                     Standards No. 123, "Accounting for
                                     Stock-Based Compensation," ("SFAS No. 123") which allows companies to either continue to account for stock-based compensation for employees and directors using APB 25, or to adopt a fair value based method of accounting. The Company intends to continue with its current method of accounting in accordance with APB 25 for employees, but has made the required proforma disclosures in accordance with SFAS No. 123.

                                 FINANCIAL INSTRUMENTS

                                     The carrying value of financial
                                     instruments including accounts and notes payable approximate their fair value at December 31, 1997.

                                 ADVERTISING COSTS

                                     The Company expenses production costs of print and radio advertisements as of the first date the advertisement takes place.

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

                                     Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by use of a valuation allowance.

                                 NET LOSS PER COMMON SHARE

                                    The Financial Standards Board ("FASB")
                                    issued SFAS No. 128, "Earnings Per Share".
                                    SFAS No. 128 supersedes Accounting
                                    Principles Board Opinion ("APB") No. 15,
                                    "Earnings Per Share" and various other
                                    authoritative pronouncements regarding
                                    earnings per share ("EPS"). SFAS No. 128 became effective for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 effective December 31, 1997.

                                    Under SFAS No. 128, primary earnings per share in accordance with APB No. 15 is replaced with a simpler calculation called basic earnings per share, which includes the dilutive effect of outstanding options, warrants and convertible securities. Diluted earnings per share under SFAS No. 128 has not changed significantly as compared to fully diluted earnings per share under APB No. 15, but has been renamed "diluted earnings per share".

                                    All loss per share amounts for all periods have been presented in accordance with the requirements of SFAS No. 128. As a result of the adoption of SFAS No. 128, there was no change to the Company's previously reported calculation of primary and fully diluted earnings per share under APB No. 15. Diluted losses per share are the same as basic loss per share for 1997 and 1996 as its results are anti-dilutive.

                                    In 1996 net loss per common share was based on the weighted average number of shares of common stock outstanding, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the contemplated public offering price is treated as outstanding for all periods presented.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   GOING CONCERN                  The Company has incurred annual  operating
     CONSIDERATIONS                 losses since its inception and in 1997
                                    expended approximately $11,000,000 for capital expenditures. At December 31,
                                    1997, the Company had a working capital
                                    deficiency of approximately $2,520,000.
                                    Additionally, the Company will have to
                                    obtain the necessary funds to either
                                    complete the four railcars currently in
                                    various stages of completion (see Note
                                    9(a)) or obtain other railcars from a third party.

                                    From January through March 1998, the Company sold in private placements an aggregate of 10,029,502 shares of common stock receiving net proceeds of approximately $2,507,000.

                                    The Company has implemented cost reduction programs including reduced corporate staff and reducing or eliminating contracted service agreements. Additionally, the Company has increased its marketing efforts to Florida residents and tourists visiting Florida to increase attendance on the Florida Fun-Train.

                                    Despite these efforts, management believes that the Company requires additional funds through financing to ensure continued operations. There is no assurance that sufficient funds will be obtained or that the marketing efforts will be successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.


3.   INVENTORIES                    Inventories  consist of the following:
                                    --------------------------------------------
                                    Concession and souvenir items     $  473,978
                                    Parts                                543,579
                                    --------------------------------------------
                                                                     $ 1,017,557
                                    --------------------------------------------
                                    All inventory is pledged as collateral (see
                                    Notes 6 and 7).

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND                    Property and equipment and the expected useful lives are as follows:
     EQUIPMENT                       ---------------------------------------------------------------------

                                     Land                                                  $    20,485,311
                                     Railcars                              25 years             11,845,264
                                     Building and improvements            15-30 years            3,742,607
                                     Machinery and equipment              3-15 years             2,899,402
                                     Construction in process (see Note 9(a))                     3,117,845
                                                                                           ---------------

                                                                                                42,090,429

                                     Less accumulated depreciation                                 422,154
                                                                                           ---------------
                                                                                             $  41,668,275
                                                                                           ===============

                                    All property and equipment is pledged as collateral (See Notes 5 and 6)

                                    Interest of approximately $416,000 and
                                    $92,000 was capitalized as part of the
                                    construction of the railcars during 1997 and 1996, respectively.

5.   INCOME TAXES                   At December 31, 1997, the Company had an
                                    accumulated net loss of approximately
                                    $11,000,000 for financial reporting
                                    purposes, which expire in the years 2009 through 2012. In general, expenses incurred during the development stage have been capitalized for tax purposes as pre-operating expenses and are being amortized over a 60 month period commencing with the month in which active business began (April 1997).

                                    The use of the losses is limited to future taxable earnings of the Company. For financial reporting purposes, the deferred tax asset of approximately $4,125,000 resulting from operating losses and the amortization and future amortization of capitalized pre-operating expenses has been entirely offset by a valuation allowance.

                                    As a result of the acquisition of the
                                    Durango and Silverton Narrow Gauge Railroad
                                    Company ("D&SNG") a deferred tax liability of approximately $8,167,000 was created primarily due to the difference in the carrying amount of property and equipment for financial statement and tax return purposes. This liability will be reduced only when the related property and equipment is disposed by the Company.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   SHORT-TERM DEBT                In March 1997, the Company entered into a
                                    two year unsecured line of credit agreement with a bank. Under the agreement the Company was able to borrow up to $1,000,000 at an interest rate of prime plus 2% (10.5%
                                    December 31, 1997). In December 1997, the line of credit agreement was amended (i) to allow no further borrowing than the outstanding balance under the line of credit approximately ($881,000), (ii) to grant to the bank a "blanket" second lien on all assets except those relating to the D&SNG, and (iii) to not renew the loan upon its maturity. Effectively, the approximately
                                    $881,000 borrowed under the line of credit is due in October 1998. Additionally, the Company agreed to pay to the bank 10% of the gross proceeds of a future financing anticipated to be concluded in Spring 1998 as repayment of the line of credit.

                                    In November 1997, the Company's D&SNG
                                    subsidiary entered into a one year unsecured line of credit agreement with a bank. Under the agreement D&SNG is able to borrow up to $250,000 at an interest rate of prime plus 1%. The agreement contains covenants that require certain operating and equity criteria to be met as well as other requirements customary to loan facilities of this nature. The Company is Guarantor under the agreement. At December 31, 1997 there were no amounts outstanding under this line of credit.

7.   LONG-TERM DEBT                 At December 31, 1997 the Company's long-term
                                    debt consisted of the following:

                                     8% convertible subordinated notes payable
                                     due June 2002 less unamortized original
                                     issue discount of $2,884,867                      $   8,267,633

                                     10% convertible notes payable due
                                     April, May 2001 and secured by all
                                     non-D&SNG assets of the Company                       8,235,682

                                     9.17% note payable to bank, principal and
                                     interest payable monthly through March 2002
                                     and secured by a first interest  in all
                                     D&SNG assets (A)                                      7,834,842

                                     Note payable to Charles E. Bradshaw, Jr.,
                                     interest ranging from $9.25% to 10%,
                                     due March 2002 and secured by a second
                                     interest in all D&SNG assets                          5,850,000

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Note payable to Charles E. Bradshaw, Jr.,
                                    interest rate is 30-day commercial paper
                                    rate plus 650 basis points, due between
                                    September 1998 and March 2000 depending upon
                                    the occurrence of certain circumstances and
                                    secured by a second interest in all D&SNG
                                    assets (B)                                         4,200,000

                                    Capital lease payable, principal and
                                    interest Payable monthly through July 2002
                                    secured by equipment                                 200,000
                                                                                     -----------
                                                                                      34,588,157

                                    Less current maturities                           (1,015,000)
                                                                                     -----------
                                                                                     $33,573,157
                                                                                     ===========


                                (A) There is a restriction in the bank loan
                                    agreement, which limits the Company's
                                    ability to "upstream" the profits of D&SNG.
                                    This restriction requires compliance by
                                    D&SNG with covenants regarding the
                                    maintenance of equity plus subordinated debt and the ratio of senior debt to equity and subordinated debt, and that D&SNG certifies that there are no existing defaults by D&SNG under the bank loan agreement. D&SNG currently complies with all of these covenants. The term loan agreement also provides for notification and the provision to the lender of certain current financial statements regarding D&SNG before an "upstreaming" of profits. At December 31, 1997, there was approximately $1,500,000 of cash subject to the notification required by such covenant.

                                (B) The maturity of the $4,200,000 note
                                    payable to Charles E. Bradshaw was extended in March 1998 by the Company from March 1998 to September 1998 for a fee of $42,000. The note is payable in either common stock of the Company or cash upon election of Mr. Bradshaw. If Mr. Bradshaw elects to receive payment in common stock then the Company shall issue the number of shares of common stock equal to $4,200,000 divided by the closing sales price of the Company's common stock on the date of payment. If Mr. Bradshaw elects to receive cash payment then the Company may elect to extend the maturity of the note payable to March 2000.

                                    A summary of maturities by year of the above debt assuming the $4,200,000 note payable to Charles E. Bradshaw, Jr. is paid in cash in March 2000 as follows:

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    1998                                               $     1,015,000
                                    1999                                                     1,098,000
                                    2000                                                     5,408,000
                                    2001                                                     9,578,000
                                    2002                                                     20,374,024
                                                                                       ----------------
                                                                                       $     37,473,024
                                    Less unamortized original issue discount                 (2,884,867)
                                                                                       ----------------
                                                                                       $     34,588,157
                                                                                       ================

                                 a) DEFINED BENEFIT PENSION PLAN

8.   EMPLOYEE                       The Company has a noncontributory defined
     BENEFIT                        benefit pension plan (the "plan") covering
     PLANS                          substantially all D&SNG full-time employees.
                                    The plan provides pension benefits that are based on the employee's average annual compensation and their number of years of service. The Company's funding policy for the plan is to make at least the minimum annual contributions required by applicable regulations.

                                    A summary of the components of net periodic pension cost for the plan and the total contributions charged to pension expense for the plan from April 1, 1997 (effective date of the acquisition of D&SNG) through December 31, 1997 is as follows:

                                 -------------------------------------------------------------------------------
                                   Defined benefit plan:
                                        Service cost                                         $     1,028
                                        Interest cost                                             17,242
                                        Actual return on plan assets                              (3,323)
                                        Net amortization and deferral                               (324)
                                 -------------------------------------------------------------------------------

                                   Total pension expense                                     $    14,623
                                 -------------------------------------------------------------------------------

                                    Assumptions used in the accounting for the
                                    plan in 1997 as of December 31 were:
                                 -------------------------------------------------------------------------------

                                   Weighted average discount rates                                   9.0%
                                   Rates of increase in compensation levels                          4.5%
                                   Expected long-term rate of return on assets                       9.0%
                                 -------------------------------------------------------------------------------

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    The following table sets forth the funded
                                    status and amounts recognized in the balance
                                    sheet at December 31, 1997 for the plan:
                                 -----------------------------------------------------------------------------------

                                   Actual present value of benefit obligations:
                                   Vested benefit obligation                                   $ (234,945)
                                 -----------------------------------------------------------------------------------

                                   Accumulated benefit obligation                              $ (257,423)
                                 -----------------------------------------------------------------------------------

                                   Project benefit obligation                                  $ (386,223)
                                   Plan assets at fair value                                      181,919
                                 -----------------------------------------------------------------------------------

                                   Projected benefit obligation in

                                        Excess of plan assets                                    (204,304)

                                   Unrecognized net loss                                          114,587

                                 -----------------------------------------------------------------------------------

                                   Net pension liability recognized in the

                                        consolidated balance sheet                             $  (89,717)
                                 -----------------------------------------------------------------------------------

                                    401(K) PROFIT SHARING PLAN

                                    The Company maintains a 401(k) profit
                                    sharing plan covering substantially all
                                    D&SNG employees meeting certain minimum age and service requirements. The Company's contributions to the plan are determined by the Board of Directors and are limited to a maximum of 50% of the employee's contribution and 6% of the employee's compensation. Contributions to the plan amounted to $28,325 for the nine months ended December 31, 1997.

9. COMMITMENTS                   a) In October 1996, the Company entered into
   AND                              an agreement with Rader Railcar II, Inc.
   CONTINGENCIES                    ("RRI"), a company owned by a director and
                                    shareholder, for design and production of eleven railcars. Through November 1997 the Company expended approximately $8.0 million to RRI (exclusive of approximately $850,000 paid to an affiliate of RRI for the initial prototype car). Eight railcars were delivered to the Company for use in operations. In November 1997, RRI announced that it was temporarily suspending its operations due to a lack of sufficient

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    working capital. Subject to the temporary suspension of operations of RRI, the remaining four railcars (including the initial prototype railcar) are under construction or refurbishment by RRI. In accordance with the construction agreement, approximately $681,000 will be paid to RRI after the delivery and acceptance of all of the railcars constructed by RRI. In addition to the necessity for the Company to raise additional funds (see Note 2) for the completion of this construction and refurbishment, the Company is relying on the ability of RRI, who has possession of the remaining four railcars, to complete the construction and refurbishment of these railcars. The failure of RRI to obtain additional resources could have a severe near term impact on the ability to complete the construction and refurbishment of the railcars.

                                  b)In October 1996, the Company signed an
                                    agreement with CSX Transportation, Inc.
                                    ("CSXT") for use of its tracks between West
                                    Palm Beach and Orlando to be used for the
                                    operation of the Florida Fun-Train. The
                                    agreement with CSXT provides, in part, that
                                    the Company will pay CSXT the greater of $20
                                    per train mile, or 16% of the Company's
                                    gross ticket revenue (less discounts) from
                                    the Florida Fun-Train operations. The
                                    per-train mile is subject to various
                                    increases for inflation and other price
                                    adjustments. In October 1997, the Company
                                    negotiated to pay track fees from October
                                    15, 1997 through March 31, 1998 with the
                                    Company's common stock. In January 1998, the
                                    Company issued approximately 432,000 shares
                                    of its common stock to CSXT for payment of a
                                    liability for track fees of approximately
                                    $396,000 incurred between October 15, 1997
                                    and December 31, 1997. In addition, the
                                    Company is required to maintain a minimum of
                                    $300 million in comprehensive general
                                    liability insurance. The Company is
                                    self-insured to the extent of a minimum
                                    deductible in such policies. The agreement
                                    also provides for a certain degree of
                                    exclusivity of the Company's proposed rail
                                    operations. Specifically, CSXT has agreed
                                    not to grant similar access rights to the
                                    subject rail corridor (between West Palm
                                    Beach and Orlando) to any other private rail
                                    passenger operator or contractor, which
                                    would provide comparable conventional rail
                                    passenger service (primarily servicing the
                                    cruise ship market). This exclusivity clause
                                    is voidable by CSXT upon the occurrence of
                                    certain conditions. The term of the
                                    agreement is five years. In addition, the
                                    Company has agreed to grant 475,000 warrants
                                    to CSXT, exercisable at $4.50 per warrant,
                                    with 75,000 warrants granted on October 15,
                                    1997

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    and thereafter in four equal annual
                                    installments of 100,000 warrants each
                                    commencing January 1, 1998. The Company
                                    appointed a CSXT representative to its Board of Directors who resigned in January 1998. CSXT has currently elected not to replace the Board membership.

                                 c) In January 1997, the Company entered into a
                                    five year agreement with Florida Department of Transportation ("FDOT") for the right to use the tracks between Ft. Lauderdale and West Palm Beach, which comprise part of the route of the Florida Fun-Train. The track usage fee is $500 per one way trip and will increase by $50 per one way trip annually.

                                 d) In February 1995, the Company entered
                                    into an agreement with the Florida East
                                    Coast Railway Company ("FEC") for the use of FEC track in connection with the Company's proposed rail operations. Under the agreement, the Company will pay a fee to the FEC upon commencement of operations of no less than either $500,000 per train, per year, or $18 per train mile (with a stipulated train size of 15 cars). Effective January 1 of the year in which the third anniversary of the commencement service occurs, and January 1 in every third year thereafter, the car mile rate and the minimum amount payable shall, upon the request of either party, be adjusted based on the "Consumer Price Index For Urban Wage Earners and Clerical Workers" unadjusted, as published by the Bureau of Labor Statistics, U.S. Department of Labor. The agreement will expire ten years from the date of commencement of service. At the conclusion of the initial ten year term, the company will have the right to extend the agreement for an additional ten year period upon twelve months advance notice to the FEC.

                                 e) In April 1997, the Company entered into
                                    an agreement with the National Passenger
                                    Railroad Corporation ("Amtrak") for certain technical services including operating and maintenance crew and supplies and the leasing of three diesel locomotives. The agreement with Amtrak expires on October 15, 2012. The agreement states there will be monthly payments of approximately $340,000. However, due to the reduced operating schedule of the Florida Fun-Train and other factors, monthly payments for the three months ending December 31, 1997 averaged approximately $285,000. The agreement also included a $500,000 mobilization fee for conversion of facilities and hiring and training of operating and maintenance crew, which was paid in 1997.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 f) The Company leases certain operating
                                    property and equipment under operating
                                    leases. The future lease commitments for property and equipment at December 31, 1997 aggregated at $2,074,000 and are due as follows: 1998 - $474,000; 1999 - $407,000;
                                    2000 - $324,000; 2001 - $209,000; 2002 -
                                    $166,000 and $494,000 thereafter. Rent
                                    expense charged to operations was $361,000 and $56,000 in 1997 and 1996, respectively.

                                 g) Litigation

                                   i)  MITCHELL LAKES FIRE

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

                                       The Company believes it has applicable
                                       insurance coverage, as well as a claim
                                       for indemnification from the Seller of
                                       D&SNG, which it believes will satisfy any financial responsibility it may have as a result of this action. The Company has filed a motion to dismiss this action and intends to vigorously defend the action.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ii) CARNIVAL

                                       On July 9, 1997, Carnival Corporation
                                       ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida. The Complaint alleges federal (Lanham Act) trademark infringement, federal, state and common law trademark dilution, common law unfair competition and false designation of origin, description and representation of services under the Lanham Act, based on Carnival's alleged ownership of a "family" of federal, state and common law service marks and trademarks centered around the word "Fun" which relate to Carnival's business activities including entertainment services (stage shows, nightclub shows, contests, dances and parties), cruise ship services, cruise transportation services, "on-line" services, on-board interactive television services and various children's entertainment services. On July 22, 1997, Carnival filed a Motion for Temporary Injunction seeking to enjoin the Company from (i) using the Fun Train mark (and any related "Fun" marks), (ii) holding out the Company's services or products as sponsored by or affiliated with Carnival,
                                       (iii) committing acts of infringement or dilution of Carnival's marks, and (iv) otherwise unfairly competing. On July 29, 1997, the federal court denied this motion on the grounds that, among other things, Carnival has failed to establish a substantial likelihood of success on the merits. Currently this action is in discovery and this case is set for a pretrial conference on May 15, 1998. A specific trial date has not been set.

                                       The Company has applied for the federal
                                       registration of "Fun-Train" mark and is
                                       currently pursuing this application;
                                       however, Carnival has opposed this
                                       application.

                                   iii)   DAKOTAH RESERVATIONS SERVICES

                                       On December 31, 1997, Dakotah Reservation
                                       Services, Inc. ("Dakotah"), sent a letter to the Company asserting a claim for breach of that certain agreement (the "Reservation Agreement") between the Company and Dakotah dated June 1, 1997.

                                       In March 1998 Dakotah filed an action
                                       against the Company in the United States
                                       District Court for the District of
                                       Colorado for breach of an agreement for
                                       the provision of reservation services.
                                       The Company had previously terminated the Reservation Agreement

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    with Dakotah pursuant to a letter dated
                                    December 30, 1997, for non-performance by Dakotah of material provisions of the Reservation Agreement. The Company believes it has a basis on which to deny liability.

                                   iv) DAVID GILMARTIN

                                    On January 21, 1998, the Company received a letter from an attorney for David Gilmartin demanding unpaid wages and contract damages allegedly due pursuant to an agreement dated December 10, 1996, between Mr. Gilmartin and the Company. The Company terminated its agreement with Mr. Gilmartin for non-performance. In the event litigation is commenced against the Company for breach of the Agreement, the Company intends to deny liability.

                                   v)  JACK MOSS

                                    An action was filed in the 17th Judicial
                                    Circuit Court in and for Broward County
                                    against the Company on February 19, 1998, by Jack Moss for unpaid wages and expenses, and breach of the terms of his employment agreement with the Company. The Company denies liability for breach of this agreement. The Company is currently negotiating the settlement of this action. The Company intends to vigorously defend against the foregoing actions excluding Jack Moss. The ultimate outcome of these actions cannot presently be determined.

10. STOCKHOLDERS'                a) In May 1995, the Company executed a stock
    EQUITY split and exchanged the 1,996,400 then outstanding shares of its common stock for 2,495,500 shares of common stock and changed the par value of its common stock from $.01 to no par. In February 1996, the Company executed a second stock split and exchanged the 2,495,500 shares of its common stock for 4,275,000 shares of common stock with no par value, 10,000,000 shares authorized to be issued. On April 26, 1996, the Company merged into Asia-America Corporation, a public company, and accounted for the transaction as a reverse acquisition for financial statement purposes, and was recapitalized with 9,050,278 shares of $.001 par value stock, 100,000,000 shares

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    authorized to be issued. In connection with this transaction, there was no impact on the operating results of the Company and it resulted only in an adjustment to stockholders' equity. The components of stockholders' equity and all per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock splits and changes in par value.

                                 b) In 1996, the Company granted two-year
                                    warrants to purchase 12,500 shares of common stock at $3.50 per share to a shareholder, in consideration for extending the repayment terms of a loan made to the Company.

                                 c) During 1996, the Company granted three
                                    year warrants to purchase 100,000 shares of common stock at $2.50 per share (the market value at the date of grant) pursuant to a consulting agreement.

                                 d) In May 1996, the Company entered into a
                                    two year agreement with an underwriter to provide financial advising and consulting services. The agreement was amended in January 1997 to extend the agreement an additional eighteen months to October 1999 and to allow all fees through October 1999 to be paid in full by the issuance of 52,500 shares of common stock of the Company in January 1997. The agreement also provides for additional fees comprising of 3% to 5% of consideration paid for acquisitions or mergers with other companies, joint ventures, license and royalty agreements, etc., that the consultant arranges and 1.5% to 8% of the gross proceeds resulting from the sale of any securities issued by the Company.

11. DEBT AND EQUITY                 In March 1996, the Company completed its
    FINANCING                       Stage I financing. The company received
                                    gross proceeds from this private offering of $500,000 in exchange for $500,000 in notes payable bearing interest at 10% per annum, with a $55,000 original issue discount, and 375,004 shares of common stock valued at $55,000. Costs associated with the offering were $106,291.

                                    In May 1996, the Company completed its Stage
                                    II financing. Total consideration of
                                    $16,501,365 from this private offering was received consisting of $16,085,000 in cash and the conversion of $412,500 in notes payable and $3,865 in accrued interest from Stage I financing.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                    The Company issued a total of $11,152,500
                                    (principal amount) in subordinated notes and 1,465,250 shares of common stock which yielded gross proceeds and net proceeds of $11,152,500 and approximately $9,560,000, respectively. Additionally, the Company
                                    issued 223,050 shares of common stock as partial compensation to the placement agent and certain subplacement agents in the private offering. The transaction resulted in an original issue discount of approximately $3,450,000 which is being recorded as additional interest expense over the five-year term of the subordinated notes.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK BASED                    The Company has elected to follow Accounting
     COMPENSATION                   Principles Board Opinion No. 25 "Accounting
                                    for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options.
                                    Under APB 25, because the exercise price of the Company's employee stock options issued equaled the market price of the underlying stock or the close of grant, no compensation expense was recognized.


                                    Under the Company's 1996 Non-Qualified Stock
                                    Option Plan, the Company may grant options to its employees, directors and external consultants up to 717,500 shares of the Company's common stock. All options granted to employees have 10 year terms and become fully exercisable at the end of the second or third year. All options granted to directors and external consultants have ten year terms and vest immediately. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires the Company to provide proforma information regarding net loss and loss per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option on the date of grant by using the Black Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.1% and 6.5%; dividend yield of 0 for both years; volatility factors of the expected market price of the Company's common stock of .695 and .10; and weighted-average expected life of the option of 9 and 10 years.

                                    Under the accounting provisions of SFAS No.
                                    123, the Company's net loss and loss per common share for the years ended December 31, 1997 and 1996 would have been $7,534,829 and $.73 and $2,633,644 and $.35,
                                    respectively. A summary of the Company's stock option activity, and related information for the years ended December 31, 1997 and 1996, is as follows:

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     WEIGHTED                      WEIGHTED
                                                                      AVERAGE                       AVERAGE
                                                        OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                                        -------    --------------    -------    --------------
                                    Outstanding
                                       January 1        138,700        $3.88               -              -
                                    Granted             487,000         2.41         138,700          $3.88
                                    Exercised                 -            -               -              -
                                    Forfeited          (131,000)        2.53               -              -
                                                        -------        -----         -------          -----
                                    Outstanding,
                                       December 31      494,700         2.79         138,700          $3.88
                                                        -------        -----         -------          -----

                                    Exercisable at
                                       December 31      396,033         2.74          71,698          $3.77
                                                        -------        -----         -------          -----

                                    The weighted-average fair value of options granted was $1.85 for each of the years ended December 31, 1997 and 1996.

                                    Exercise prices for options outstanding and exercisable as of December 31, 1997 ranged from $1.00 to $4.75. The weighted average remaining contractual life of these options is approximately 8.8 years.

13.  ACQUITISION                    On March 13, 1997, the Company purchased all
                                    of the common stock of The Durango &
                                    Silverton Narrow Gauge Railroad Company
                                    ("D&SNG"). The purchase price, which
                                    aggregated approximately $16.2 million
                                    consisted of the following: (i) two
                                    promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December
                                    1996. The purchase resulted in an allocation of approximately $1.5 million to goodwill, which is being amortized over forty years.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    For financial statement purposes, the
                                    acquisition is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material.

                                    In connection with the acquisition of D&SNG, the fair value of the assets acquired was as follows:

                                    Cash paid (net of cash acquired)               $   5,656,050
                                    Liabilities assumed and/or incurred               24,158,730
                                    Common stock and warrant issued                      544,900
                                    Fair value of assets acquired                  $  30,359,680

                                    The acquisition was accounted for under the purchase method for accounting purposes and based upon a preliminary allocation of the purchase price resulted in the following significant assets acquired and liabilities assumed and/or incurred:

                                    Fixed assets                    $ 28,487,047
                                    Inventories and other assets       1,872,633
                                    Deferred income tax liability      8,167,159
                                    Long-term debt                    17,650,000
                                    Other liabilities                  2,953,234

                                    The Company's unaudited proforma
                                    consolidated statements of operations for the years ended December 31, 1997 and 1996, assuming the acquisition of D&SNG was effected at the beginning of each such period, are summarized as follows:

                                                                            1997                     1996
                                                                            ----                     ----

                                       Total revenues                  $  10,187,607           $   8,946,462
                                       Net loss                        $  (8,100,775)          $  (1,196,049)
                                       Income loss per share           $       (0.78)          $       (0.15)

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

                                 EXHIBIT INDEX

         EXHIBIT                         DESCRIPTION
         -------                         -----------

         10.34 Letter Amendment to Agreement between CSX Transportation, Inc. and the Registrant, dated November 24, 1997.

         10.35 Placement Agent Agreement between International Capital Growth, Ltd. and the Registrant, dated May 12, 1997.

         10.36 Placement Agent Agreement between International Capital Growth, Ltd. and the Registrant, dated December 16, 1997.

         10.37 Consulting Agreement between the Registrant and Alan L. Jacobs, dated March 18, 1998.

         21       Subsidiarties of the Registrant.

         27       Financial Data Schedule.