Form 10KSB/A
period 1997-12-31
FIRST AMERICAN RAILWAYS INC
filed 1998-04-14
CIK 927558

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


                                PART II - ITEM 7


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

                               PART III - ITEM 13


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


** Incorporated by reference to the comparable exhibit numbers as contained in the Registrant's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1998.

***      Filed herewith.


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


DATED:  APRIL 14, 1998      FIRST AMERICAN RAILWAYS, INC.


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

SIGNATURES                                           TITLE                                  DATE
----------                                           -----                                  ----


 /S/ ALLEN C. HARPER                        CHAIRMAN OF THE BOARD                       APRIL 14, 1998
-----------------------------               AND CHIEF EXECUTIVE
ALLEN C. HARPER                             OFFICER(PRINCIPAL)E
                                            EXECUTIVE OFFICER)

 /S/ LORETTA A. MURPHY                      VICE PRESIDENT, SECRETARY,                  APRIL 14, 1998
-----------------------------               TREASURER AND CHIEF
LORETTA A. MURPHY                           FINANCIAL OFFICER (PRINCIPAL
                                            FINANCIAL OFFICER)

 /S/ THOMAS G. RADER                        DIRECTOR                                    APRIL 14, 1998
----------------------------
THOMAS G. RADER

 /S/ DAVID RUSH                             DIRECTOR                                    APRIL 14, 1998
----------------------------
DAVID RUSH

 /S/ LUIGI SALVANESCHI                      DIRECTOR                                    APRIL 14, 1998
----------------------------
LUIGI SALVANESCHI



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

                                                          /S/ MILLWARD & COMPANY
                                                          ----------------------
                                                          Millward & Company

Fort Lauderdale, Florida
February 27, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of First American Railways, Inc.


We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of First American Railways, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First American Railways, Inc. for the year ended December 31, 1996 in conformity with generally accepted auditing principles.


                                                          /S/ BDO SEIDMAN, LLP
                                                          ----------------------
                                                          BDO Seidman, LLP

Miami, Florida

January 14, 1997, except for Note 13,
paragraph 1 as it relates to the terms of the acquisition of the Durango & Silverton
Narrow Gauge Railroad Company, which is as of March 13, 1997.

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
                                                                 ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     FOR THE YEAR
                                                                                 ENDED DECEMBER 31,
                                                                           1997                      1996
----------------------------------------------------------------------------------------------------------------

Revenue                                                              $     9,895,867            $              -
Cost of revenue                                                            6,750,036                           -
                                                                     ---------------            ----------------
Gross profit                                                               3,145,831

Selling, general and administrative                                        3,566,472                           -
Development of Florida Fun-Train                                           3,742,539                   2,150,300
                                                                     ---------------             ---------------
Operating loss                                                            (4,163,180)                 (2,150,300)
Interest expense, net of  $311,748 and $341,391
     of interest income                                                    2,340,188                     166,911
Amortization of loan costs                                                   465,853                     220,722
Expenses from offerings not completed                                              -                      57,829
                                                                     ---------------             ---------------
Net loss                                                             $    (6,969,221)            $    (2,595,762)
                                                                     ================            ================

Net loss per common share:
     Basic                                                           $         (0.68)            $         (0.34)
     Diluted                                                         $         (0.68)            $         (0.34)


Weighted average number of common shares
   used to compute net loss per common share
     Basic                                                                10,284,543                   7,550,043
     Diluted                                                              10,284,543                   7,550,043




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

         23.1           Consent of BDO Seidman LLP.