Form 10QSB
period 1998-03-31
FIRST AMERICAN RAILWAYS INC
filed 1998-05-20
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________________ TO ________________

                        COMMISSION FILE NUMBER 333-43517

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

         AT MAY 13, 1998      21,544,095 SHARES OF COMMON STOCK, PAR
                                      VALUE $.001 PER SHARE


Transitional Small Business Disclosure Format (check one): Yes        No X

                          FIRST AMERICAN RAILWAYS, INC.

                                      INDEX

                       (THREE MONTHS ENDED MARCH 31, 1998)

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets                                   3

                Consolidated Statements of Operations                         4

                Consolidated Statements of Cash Flows                         5

                Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis                               11

                            PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   17



          Signatures                                                         18

                                                                                        FIRST AMERICAN RAILWAYS, INC.

                                                                                          CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       1998                  1997

-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                                           $    995,604         $  1,711,927
   Restricted cash                                                                     100,000              100,000
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash items                                                               1,095,604            1,811,927
   Inventories                                                                       1,028,376            1,017,557
   Prepaids and other                                                                1,277,456            1,734,746
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 3,401,436            4,564,230
Fixed assets, net                                                                   41,279,020           41,668,275
Deferred loan costs, goodwill and other, net                                         4,055,106           4, 316,953
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  $ 48,735,562         $ 50,549,458
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable and accrued liabilities                                       $  4,371,269         $  4,812,626
   Unearned revenue                                                                  1,038,983              377,749
   Short term debt and current maturities of long-term debt                          2,542,590            1,896,000
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            7,952,842            7,086,375
Long-term debt                                                                      33,399,337           33,573,157
Deferred income taxes and other long-term liabilities                                8,270,788            8,258,788
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   49,622,967           48,918,320
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                               --                   --
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock ($.001 par value, 500,000 shares authorized)                             --                   --
   Common stock ($.001 par value, 100,000,000 shares authorized),
      21,544,095 and 11,243,911 shares issued and outstanding                           21,544               11,244
   Additional paid-in capital                                                       15,197,260           12,524,286
   Accumulated deficit                                                             (16,106,209)         (10,904,392)
-----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            (887,405)           1,631,138
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  $ 48,735,562         $ 50,549,458
-----------------------------------------------------------------------------------------------------------------------------------
                                                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                          1998                   1997
----------------------------------------------------------------------------------------------------------------------------

Revenue                                                                            $    521,310                    --
Cost of revenue                                                                       3,171,008                    --
----------------------------------------------------------------------------------------------------------------------------

Gross deficit                                                                        (2,649,698)                   --
Selling, general and administrative                                                   1,364,806               733,785
----------------------------------------------------------------------------------------------------------------------------

Operating loss                                                                       (4,014,504)             (733,785)
Interest expense, net                                                                 1,031,322                39,601
Amortization of loan costs                                                              155,991                49,662
----------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           $ (5,201,817)          $ (823,048)
----------------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding
     Basic                                                                           18,259,832             9,116,911
     Diluted                                                                         18,259,832             9,116,911
----------------------------------------------------------------------------------------------------------------------------
Net loss per common share
     Basic                                                                         $      (0.28)          $     (0.09)
     Diluted                                                                       $      (0.28)          $     (0.09)
----------------------------------------------------------------------------------------------------------------------------


                                                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   FIRST AMERICAN RAILWAYS, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                              1998                         1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                            $  (5,201,817)          $  (823,048)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                          276,431                 3,383
       Amortization                                                          193,528                49,662
       Original issue discount                                               162,300                    --
       Salaries and consulting fees paid in common stock                     406,060                36,514
       Interest payments paid in common stock                                436,872                    --
       Increase in restricted cash                                                --                (4,163)
       Increase in inventories                                               (10,819)                   --
       Decrease in prepaids and other                                        457,290                68,859
       Decrease in accounts payable and accrued liabilities                 (294,562)             (222,736)
       Increase in unearned revenue                                          661,235                    --
       Increase in other long-term liabilities                                12,000                    --
-----------------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                          2,300,335               (68,481)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                     (2,901,482)             (891,529)
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
   Capital expenditures                                                      (33,879)           (1,654,099)
   Cash paid for acquisition                                                      --            (3,460,946)
   Increase in other assets                                                   68,319                    --
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           34,440            (5,115,045)
-----------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Proceeds from issuance of notes payable and line of credit                650,000             8,500,000
   Repayment of notes payable                                               (339,531)           (4,350,128)
   Payment of loan costs                                                     (50,000)             (240,566)
   Proceeds from issuance of common stock                                  2,279,317                10,940
   Payment of offering costs                                                (389,067)                   --
-----------------------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                2,150,719             3,920,246
-----------------------------------------------------------------------------------------------------------------------------------

  Net decrease in cash                                                      (716,323)           (2,086,328)
  Cash at beginning of period                                              1,711,927             7,174,020
-----------------------------------------------------------------------------------------------------------------------------------

  Cash at end of period                                                $     995,604           $ 5,087,692
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
   Cash paid for interest                                              $     434,032           $        --
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

                                                   FIRST AMERICAN RAILWAYS, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

1.       FINANCIAL                      The consolidated financial information
         STATEMENTS                     included herein is unaudited. Certain
                                        information and footnote disclosures
                                        normally included in the consolidated
                                        financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and
                                        Exchange Commission, although the
                                        Company believes that the disclosures
                                        made are adequate to make the
                                        information presented not misleading.
                                        These consolidated financial statements
                                        should be read in conjunction with the
                                        financial statements and related notes
                                        contained in the Company's 1997 Annual
                                        Report on Form 10-KSB. Other than as
                                        indicated herein, there have been no
                                        significant changes from the financial
                                        data published in said report. In the
                                        opinion of Management, such unaudited
                                        information reflects all adjustments,
                                        consisting only of normal recurring
                                        accruals, necessary for a fair
                                        presentation of the unaudited
                                        information shown.

                                        For the period January 1, 1997 through
                                        March 31, 1997, the Company had no
                                        revenues for the period and reported as
                                        a development stage entity.

                                        Results for the interim periods
                                        presented herein are not necessarily
                                        indicative of results expected for the
                                        full year.

2.       GOING CONCERN                  The Company has incurred annual
         CONSIDERATIONS                 operating losses since its inception and
                                        in 1997 expended approximately
                                        $11,000,000 for capital expenditures.
                                        At March 31, 1998, the Company had a
                                        working capital deficiency of
                                        approximately $4,551,400. Additionally,
                                        the Company will have to obtain the
                                        necessary funds to either complete the
                                        four railcars currently in various
                                        stages of completion or obtain other
                                        railcars from a third party.

                                        From January through March 1998, the
                                        Company sold in private placements an
                                        aggregate of 8,029,500 shares of common
                                        stock receiving net proceeds of
                                        approximately $2,274,375. In addition,
                                        $500,000 was advanced as a short-term
                                        note by HEC Asset Management pending
                                        completion of a $ 4 million funding by
                                        June 30, 1998, which is subject to
                                        numerous contingencies.

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

3.       ACQUISITION                    On March 13, 1997, the Company purchased
                                        all of the common stock of The Durango &
                                        Silverton Narrow Gauge Railroad Company
                                        ("D&SNG"). The purchase price, which
                                        aggregated approximately $16.2 million , consisted of the following: (i) two promissory notes aggregating $10.05 million which are subordinate to a purchase money loan provided by a third-party lender in the amount of $8.5 million; (ii) 200,000 shares of the common stock of the Company; (iii) a six-year warrant to purchase 1,610,000 shares of the Company at an exercise price of $3.50 per share; and (iv) cash of approximately $5 million, including a $2 million deposit which was paid in December 1996. The purchase resulted in an allocation of approximately $1.5 million to goodwill which is being amortized over forty years.

                                        For financial statement purposes, the
                                        acquisition is assumed to have occurred
                                        on March 31, 1997. The operations for
                                        the period from March 13, 1997 to March
                                        31, 1997 are not deemed to be material.

                                        The Company's unaudited proforma
                                        consolidated statements of operations
                                        for three months ended March 31, 1997,
                                        assuming the acquistion of D&SNG was
                                        affected at the beginning of the period, are summarized as follows:

                                                                       1997
                                                                  --------------

                                         Total revenues                 305,298
                                         Net loss                 $  (1,983,674)
                                         Loss per share           $        (.22)

                                        This proforma information does not
                                        purport to be indicative of the results
                                        which may have been obtained had the
                                        acquisition been consummated on the date assumed.

                                        D&SNG's business is highly seasonal;
                                        historically, at least 60% of the total
                                        number of passengers who ride on D&SNG
                                        annually do so during the months of
                                        June, July and August.

4.       ISSUANCE OF                    For the period January 1, 1998 through
         EQUITY                         March 31, 1998 the Company sold in
         SECURITIES                     private offerings ("the offerings")
                                        approximately 8,029,500 shares of its
                                        common stock for total consideration of
                                        $2,274,375. In addition, 750,000 shares
                                        and 17,155 warrants were issued to
                                        International Capital Growth Ltd., the
                                        Company's placement agent as partial
                                        compensation to the placement agent. The total underwriting commissions paid on these shares were approximately $143,600 along with a non-accountable expense allowance of $31,200. Of these offerings approximately 5,447,640 shares were sold for cash to non-"US Persons" in an "offshore transaction " as defined in Regulation S., with the balance of approximately 2,581,860 being sold for cash to U.S. Investors.

                                        In addition, 6,409 shares were issued
                                        under the Company's employee stock
                                        purchase plan for total considerations
                                        of $4,942.

5.       SHORT TERM DEBT                In March 1997, the Company entered into
                                        a two year unsecured line of credit
                                        agreement with a bank. Under the
                                        agreement the Company was able to borrow up to $1,000,000 at an interest rate of prime plus 2% (10.5% March 31, 1998). In
                                        December 1997, the line of credit
                                        agreement was amended (i) to allow no
                                        further borrowing than the outstanding
                                        balance under the line of credit
                                        (approximately $881,000), (ii) to grant
                                        the bank a "blanket" second lien on all
                                        assets except those relating to the
                                        D&SNG, and (iii) to not renew the loan
                                        upon its maturity. Effectively, the
                                        approximately $881,000 borrowed under
                                        the line of credit is due in October
                                        1998. Additionally, the Company agreed
                                        to pay to the bank 10% of the gross
                                        proceeds of a future financing.

                                        In November 1997, the Company's D&SNG
                                        subsidiary entered into a one year
                                        unsecured line of credit agreement with
                                        a bank. Under the agreement D&SNG is
                                        able to borrow up to $250,000 at an
                                        interest rate of prime plus 1%. The
                                        agreement contains covenants that
                                        require certain operating and equity
                                        criteria to be met as well as other
                                        requirements customary to loan
                                        facilities of this nature. The Company
                                        is Guarantor under the agreement. At
                                        March 31, 1998 there was $150,000
                                        outstanding under this line of credit.

                                        At March 30, 1998, $500,000 was provided to the Company by HEC Asset Management, LLC an affiliate of an existing investor. Originally anticipated as an equity investment, this $500,000 is being included with an additional $3.5 million to be invested in the Company over the next 60 days by HEC Asset Management subject to certain conditions.

6.       LONG-TERM DEBT                 At March 31, 1998 the Company's
                                        long-term debt consisted of the
                                        following:

                                        8% convertible subordinated notes
                                        payable due June 2002 less unamortized
                                        original issue discount of $ 2,722,567         $8,429,933

                                        10% convertible notes payable due April,
                                        May 2001 and secured by all non D&SNG
                                        assets of the Company (A)                       8,235,682

                                        9.17% note payable to bank, principal
                                        and interest payable monthly through
                                        March 2002 and secured by a first
                                        interest in all D&SNG assets (B)                7,507,549

                                        Note payable to Charles E. Bradshaw Jr.
                                        interest ranging from $9.25% to 10%, due
                                        March 2002 and secured by a second
                                        interest in all D&SNG assets                    5,850,000

                                        Note payable to Charles E. Bradshaw Jr.,
                                        interest is 30-day commercial paper rate
                                        plus 650 basis points, due between
                                        September 1998 and March 2000 depending
                                        upon the occurrence of certain
                                        circumstances and secured by a second
                                        interest in all D&SNG assets (C)                4,200,000

                                        Capital lease payable, principal and
                                        interest payable monthly through July
                                        2002 secured by equipment                         188,173
                                                                                      -----------

                                                                                       34,411,337
                                        Less current maturities                        (1,012,000)
                                                                                      -----------
                                                                                     $ 33,399,337
                                                                                      ===========

                              (A)       At May 18, 1998 the Company was in
                                        default of the April 30, 1998 interest
                                        payment due to the noteholders of the
                                        10% secured convertible notes. The total amount of interest due on April 30, was $411,784. The Company is in the process of negotiating with these noteholders to accept this interest payment in additional shares of common stock. These same noteholders are being requested to convert their notes to equity in connection with new funding by HEC Asset Management.

                              (B) There is a restriction in the bank loan agreement, which limits the Company's ability to "upstream" the profits of D&SNG. This restriction requires compliance by D&SNG with covenants regarding the maintenance of equity plus subordinated debt and the ratio of senior debt to equity and subordinated debt, and that D&SNG certifies that there are no existing defaults by D&SNG under the bank loan agreement. D&SNG currently complies with all these covenants. The term loan agreement also provides for notification and the provision to the lender of certain current financial statements regarding D&SNG before an "upstreaming" of profits. At March

                                        31, 1998, there was approximately
                                        $629,000 of cash subject to the
                                        notification required by such covenant.

                              (C) The maturity of the $4,200,000 note payable to Charles E. Bradshaw was extended in March 1998 by the Company from March 1998 to September 1998 for a fee of $ 42,000. The note is payable in either common stock of the Company or cash upon election of Mr. Bradshaw. If Mr. Bradshaw elects to receive payment in common stock then the Company shall issue the number of shares of common stock equal to $4,200,000 divided by the closing sales price of the Company's common stock on the date of payment. If Mr. Bradshaw elects to receive cash payment then the Company may elect to extend the maturity of the note payable to March 2000.

                                        A summary of maturities by year of the
                                        above debt assuming the $4,200,000 note
                                        payable to Charles E. Bradshaw, Jr. is
                                        paid in cash in March 2000 is as
                                        follows:

                                                     1998                             $ 1,012,000
                                                     1999                               1,098,000
                                                     2000                               5,408,000
                                                     2001                               9,578,000
                                                     2002                              20,037,904
                                                                                       ----------
                                                                                       37,133,904
                                        Less unamortized original issue discount       (2,722,567)
                                                                                       ----------
                                                                                      $34,411,337
                                                                                       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's consolidated financial statements present its consolidated operating results. This discussion supplements the detailed information presented in the Consolidated Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-KSB) and is intended to assist the reader in understanding the financial results and condition of the Company.

The Company is currently pursuing its strategy of becoming the recognized leader in providing innovative, quality entertainment-based passenger rail service through the development of "Fun-Trains" and the acquisition of "Scenic Destination Railroads." The Company has developed its first Fun-Train (the "Florida Fun-Train"), an entertainment-based rail service which commenced operations on October 15, 1997 between South and Central Florida. The Company is also pursuing its strategy of acquiring Scenic Destination Railroads. On March 31, 1997, the Company purchased all of the common stock of The Durango & Silverton Narrow Gauge Railroad Company ("D&SNG").

For financial statement purposes, the acquisition of D&SNG is assumed to have occurred on March 31, 1997. The operations for the period from March 13, 1997 to March 31, 1997 are not deemed to be material. Therefore, the operations of D&SNG are included in the Company's Statements of Operations only since the date of acquisition. However, for purposes of meaningful comparison, the revenue, cost of revenue and selling, general and administrative expenses for the three months ended March 31, 1998 are compared to the prior year's comparable period (when D&SNG was a stand alone entity) in Results of Operations below to provide better insight into the results of D&SNG's operations despite the fact that the 1997 results of operations for D&SNG for the three months ended March 31, 1997 are not included in the Company's Statements of Operations for 1997.

The Company's unaudited proforma consolidated statements of operations for three months ended March 31, 1997, assuming the acquisition of D&SNG was affected at the beginning of the period, are summarized as follows:

                                                               1997
                                                           -------------

Total revenues                                                  305,298
Net loss                                                   $ (1,983,674)
Loss per share                                             $       (.22)

This proforma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated on the date assumed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

The Company generated revenues of approximately $521,000 for the first three months of 1998 consisting of approximately $327,000 from D&SNG and approximately $194,000 from the Florida Fun-Train. D&SNG's revenues increased approximately $21,000 from the same period in 1997 when D&SNG was an unaffiliated entity. The Florida Fun-Train revenues were significantly below expectations because of ridership levels which were significantly below the projections for this start-up period. In addition, ridership was below expectations partially due to a delay in the delivery of the railcars to the Company which precluded the Company from exhibiting and promoting the train to various tour operators and travel agents. This delay also caused the tour operators and travel agents to either withdraw their promotion of the Florida Fun-Train or defer their promotional activities until late 1998.

Cost of revenue for the first three months of 1998 was approximately $.9 million for D&SNG and approximately $2.3 million for the Florida Fun-Train. D&SNG's cost of revenues, which consist primarily of salaries and benefits for train operations, track maintenance, railcar maintenance and concession personnel, as well as product costs for concessions, increased by approximately $.1 million as compared to the same period in 1997. The increase was primarily attributable to repairs to locomotives and other railcars and depreciation expense due to the write up of asset values resulting from the acquisition of D&SNG. Cost of revenues for the Florida Fun-Train consist primarily of the costs of the train operating agreement with the National Passenger Railroad Corporation, the track rights fees with CSX Transportation, Inc. and Florida Department of Transportation, liability and other insurance, equipment leases, depreciation expense, train security and salaries and benefits for on board personnel and operations management.

Selling, general and administrative expenses were approximately $381,000 for D&SNG and approximately $984,000 for the Florida Fun-Train and the parent company. D&SNG's selling, general and administrative expenses were consistent with such costs in the comparable period in 1997. Selling, general and administrative expenses for the Florida Fun-Train and the parent company increased by approximately $250,000 as compared to the same period in 1997. The increase was primarily due to the start up of the Florida Fun-Train operations.

The Company's net interest expense increased by approximately $706,000 for the first three months of 1998 as compared to 1997. The acquisition of D&SNG resulted in additional net interest expense of approximately $123,000 for the first three months of 1998. Of the remaining $583,000 increase for the first three months of 1998, $473,000 was attributable to the issuance by the Company of additional debt securities in June and December 1997. The balance of the increase was due to a reduction in the offsetting interest income and the line of credit entered into in March 1997.

Amortization of deferred loan costs increased by approximately $106,000 for the first three months of 1998 as compared to the same period in 1997 due to loan costs originating from the debt related to the acquisition of D&SNG and the additional debt securities issued in June 1997.

The Company reported a net loss of approximately $5.2 million or $.28 per share for the first three months of 1998 as compared to a net loss of approximately $.8 million or $.09 per share for the same period in 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overall, for the first three months of 1998, cash decreased by approximately $716,300 primarily due to the lack of ridership on the Florida Fun-Train and the slower (winter) season in Durango.

More specifically, for the three months ended March 31, 1998, cash flow used in operating activities was approximately $2.9 million compared to approximately $891,500 for the three month period ended March 31, 1997. The increase was largely due to the operation of the Florida Fun-Train despite its reduced (4 days per week) schedule and ridership levels significantly below projections. In addition, the D&SNG operated at a reduced schedule during the seasonal winter months.

The Company's investing activities provided approximately $34,000 in the first three months of fiscal 1998, compared to approximately $5.1 million used in the first three months of 1997. The investing activity in 1997 was principally due to capital expenditures for the construction of the railcars for the Florida Fun-Train of approximately $1.6 million and the acquisition of D&SNG which required approximately $3.5 million in cash

For the three month period ended March 31, 1998, financing activities generated approximately $2.2 million as compared to $3.9 million for the three month period ended March 31, 1997. Cash flows from financing activities for 1998 were principally due to a private placement of debt and equity securities completed in March 1998 of approximately $2.7 million, proceeds from a note payable of $500,000, and proceeds from a line of credit of $150,000. At March 31, 1998 the Company had a shareholders' deficiency of $887,405 as compared to equity of $1,631,138 at December 31, 1997.

Between March 30, 1998 and April 15, 1998, an aggregate of $1 million was provided (of which $500,000 is included in short-term debt in the March 31, 1998 financial statements) to the Company by HEC Asset Management, LLC ("HEC"), an affiliate of an existing investor. Originally anticipated as an equity investment, this $1 million is part of an aggregate of $4 million which may be funded by HEC. In connection with this funding HEC is acquiring certain convertible secured promissory notes by assignment from the original noteholders, and the assigning noteholders have been allowed to purchase shares of the Company's common stock at $.375 per share for the principal and accrued interest amounts due on the assigned notes. In connection with this financing, as of May 15, 1998, $400,000 of the additional financing has been received from HEC. In addition, International Capital Growth, Ltd., the Company's investment advisor, invested $50,000 for the purchase of 133,334 shares at $.375 per share.

The balance of the above-described funding is expected over the next 60 days and is subject, among other things, to certain conditions including continued due diligence by the investor and the conversion of substantially all of the Company's convertible secured notes into equity. As a further condition to the investment, the Company has elected a representative of that investor to serve as the sole director of Fun-Trains, Inc., the Company's wholly owned subsidiary that operates the Florida Fun-Train. The Company has also agreed not to alter the Board of Directors of this subsidiary without the consent of the investor. Proceeds from the financing will be used for working capital and general corporate purposes, as well as a more aggressive sales and marketing program for the Florida Fun-Train.

On April 1, 1998, the Nasdaq Stock Market, Inc. ("NASDAQ") notified the Company that it no longer met the minimum requirements for continued listing on the NASDAQ SmallCap Market as a result of the Company's net tangible assets being below $2 million and the stock price being below $1.00 per share. The Company had been notified that it would subsequently be delisted and has applied for a hearing. A hearing date has been set for June 18, 1998, where the Company will present its plan to correct its deficiencies and its plan for continued listing on NASDAQ. The Company is currently in the process of converting a portion of its existing debt to equity to meet the net tangible asset requirement. In addition, the board of directors is considering a reverse stock split of the Company's Common Stock in order to address the bid price deficiency.

The Company's immediate cash requirements are significant for the Florida Fun-Train. The Company's revenue and cash flow from the operations of the Florida Fun-Train from October 15, 1997 to date have been materially below expectations. The Company hopes to address this shortfall by instituting a new marketing program; however this will require substantial additional working capital, and there can be no assurance that such funds will be available. At May 15, 1998, the Company's cash balance was approximately $650,000 of which approximately $ 550,000 was subject to restrictions in the loan covenant which limits the Durango subsidiary's ability to "upstream" the profits of D&SNG. The Company believes that its existing cash resources and financing commitments will not be sufficient to fund the operations for the Florida Fun-Train beyond the end of June 1998. In order for the Company to continue operations of the Florida Fun-Train it must promptly: (i) significantly increase ridership on the Florida Fun-Train, and (ii) arrange for additional sources of external financing. The Company is in discussions with its investment advisors concerning additional sources of financing as well as pursuing various marketing opportunities to increase passenger ridership on the Florida Fun-Train. There is no assurance, however, that the Company will obtain the additional financing or the necessary ridership to sustain operations in the near future. Failure to obtain sufficient working capital could result in the immediate suspension of Florida Fun-Train operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "FORWARD-LOOKING STATEMENTS" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "FORWARD-LOOKING STATEMENTS." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "FORWARD-LOOKING STATEMENTS." Such factors include, among others, the following: the ability of the Company to obtain from internal and external sources sufficient additional working capital to fund its operations (particularly those of the Florida Fun-Train) and continue as a going concern, the prompt improvement in the Florida Fun-Train financial performance, specifically an immediate and significant increase in ridership on the Florida Fun-Train, reduction in the

Company's outstanding indebtedness through the conversion of existing convertible debt into equity, delivery of the remaining railcars to complete the Florida Fun-Train, the successful marketing of the Company's rail services in Florida and Colorado and unscheduled repairs to the Company's railroad equipment. In addition, the Company's business prospects are generally susceptible to national economic conditions, particularly those affecting the Colorado and Florida tourism markets, as well as weather patterns in Colorado and Florida. Actual results could differ materially from the forward-looking statements as a result of the foregoing factors.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              MITCHELL LAKES FIRE

              On July 3, 1997, the United States of America filed an action against D&SNG in the United States District for the District of Colorado. On October 22, 1997, D&SNG was served with an Amended Complaint. This civil action arises from a forest fire (the "Mitchell Lakes Fire") that occurred on July 5, 1994, along the Durango/Silverton train route, which was allegedly caused by the emission of burning particles from the exhaust of a D&SNG locomotive. The Amended Complaint alleges that 270 acres of forest in the San Juan National Forest were burned. The Amended Complaint alleges (i) various counts based on strict liability under Colorado law, under various federal rules and regulations regarding the use of federal rights-of-way, and under various alleged legal doctrines concerning the operation of "abnormally dangerous activities" and trains, (ii) a count based on breach of duty of care, and (iii) counts based on common law arising from the operation of an abnormally dangerous action and operation of a train and negligence, all arising from D&SNG's alleged actions in causing the Mitchell Lakes Fire. The United States seeks the cost of suppressing the fire (alleged to be $555,542) along with pre and post-judgement interest, administrative costs and penalties under federal statutes and regulations.

              The Company believes it has applicable insurance coverage, as well as a claim for indemnification from the Seller of D&SNG, which it believes will satisfy any financial responsibility it may have as a result of this action. The Company has filed a motion to dismiss this action and intends to vigorously defend the action.

              CARNIVAL

              As previously reported, on July 9, 1997, Carnival Corporation ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida alleging various trademark infringements related to the Company's use of the word "FUN". Carnival and the Company recently agreed in principle to settle the lawsuit; however, settlement documents have not yet been executed. The Company believes that the ultimate result of the settlement of the lawsuit will be that the Company will continue to operate under the mark "FUN Train" with the name "First American Railways" preceding or following the mark. The Company has tentatively agreed to transfer any right it has to the "FUN Train" mark to Carnival in return for Carnival's agreement to license the Company's continued use of the mark as described above.

              DAKOTAH RESERVATIONS SERVICES

              On March 6, 1998, Dakotah Reservation Services, Inc. ("Dakotah"), filed an action against the Company in the United States District Court for the District of Colorado for breach of contract arising from an agreement for the provision of reservation services. The Company had previously terminated the reservation agreement with Dakotah (the "Agreement") pursuant to a letter dated December 30, 1997, for non-performance by Dakotah of material provisions of such agreement. The Company believes it has a basis on which to deny liability, and has filed a counterclaim against Dakotah for failure to perform under the Agreement.

              DAVID GILMARTIN

              On May 8, 1998, David Gilmartin filed an action in the Douglas County, Colorado District Court against the Company demanding unpaid wages and contract damages allegedly due pursuant to an agreement dated December 10, 1996, between Mr. Gilmartin and the Company . The Company terminated its agreement with Mr. Gilmartin for non-performance. The Company believes it has a basis to deny liability under the complaint and will file a response to the complaint in the near future.

               JACK MOSS

              An action was filed in the 17th Judicial Circuit Court in and for Broward County against the Company on February 19, 1998, by Jack Moss for unpaid wages and expenses, and breach of the terms of his employment agreement with the Company. The Company denies liability for breach of this agreement. The Company has entered into a settlement agreement dated April 6, 1998, wherein the Company has agreed to a severance payment of 4 months' salary, which has been accrued at March 31, 1998, reimbursement of outstanding business expenses, as well as the issuance of 10,000 shares of the Company's common stock as provided in the employment agreement.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            On April 30, 1998, the Company failed to pay a semi-annual interest payment ($411,784 in the aggregate) which was due on the Company's 10% Secured Convertible Notes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS:

                   Exhibit 10.1 - Financing Agreement Between HEC Asset
                                         Management LLC, and the Registrant
                                         et al, dated May 8, 1998. (without
                                         exhibits)
                   Exhibit 27 - Financial Data Schedule (EDGAR version only)

              (b) REPORTS ON FORM 8-K:

                    On February 2, 1998, the Company filed a current report on Form 8-K with respect to the change in its certifying accountant, as well as the sale of its securities in a private placement offering.

                    On February 25, 1998, the Company filed a current report on Form 8-K with respect to a sale of its equity securities pursuant to Regulation S.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 FIRST AMERICAN RAILWAYS, INC.

                              By:        /S/ ALLEN C. HARPER
                                 -----------------------------------------------
                                 Allen C. Harper, Chairman of the
                                 Board of Directors and Chief Executive Officer

                              By:       /S/ LORETTA A. MURPHY
                                 -----------------------------------------------
                                 Loretta A. Murphy, Vice President
                                 and Chief Financial Officer

DATED:  May 20, 1998

                                 EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------

10.1               Financing Agreement Between HEC Asset Management LLC, and
                      the Registrant et al, dated May 8, 1998.

27                 Financial Data Schedule