Form 10QSB
period 1998-06-30
FIRST AMERICAN RAILWAYS INC
filed 1998-08-24
CIK 927558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________  TO ________________

                        COMMISSION FILE NUMBER 0-26741

                          FIRST AMERICAN RAILWAYS, INC.
                          -----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           NEVADA                                                87-0443800
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

           3700 NORTH 29TH AVENUE, SUITE 202, HOLLYWOOD, FLORIDA    33020
           --------------------------------------------------------------
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (954) 920-0606
                    ----------------------------------------

                                      N/A
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes      No      NOT APPLICABLE
                                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           AT AUGUST 18, 1998    25,524,020 SHARES OF COMMON STOCK,
                                      PAR VALUE $.001 PER SHARE


       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---

                          FIRST AMERICAN RAILWAYS, INC.

                                      INDEX
                        (SIX MONTHS ENDED JUNE 30, 1998)


                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

 Item 1.           Consolidated Financial Statements

                         Consolidated Balance Sheets                          3

                         Consolidated Statements of Operations                4

                         Consolidated Statements of Cash Flows                5

                         Notes to Consolidated Financial Statements           6

 Item 2.           Management's Discussion and Analysis                       9

                           PART II - OTHER INFORMATION

 Item 1.           Legal Proceedings                                         13

 Item 6.           Exhibits and Reports on Form 8-K                          14

                   Signatures                                                15

                          FIRST AMERICAN RAILWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1998              1997
                                                                                       --------        ------------
             ASSETS
CURRENT:
  Cash                                                                          $          96,386   $       1,711,927
  Restricted cash                                                                         100,000             100,000
                                                                                --------------------------------------
      Cash and cash items                                                                 196,386           1,811,927
  Inventories                                                                             180,413           1,017,557
  Prepaids and other                                                                      454,134           1,734,746
  Net assets held for sale                                                              4,359,439                   -
                                                                                --------------------------------------
      Total current assets                                                              5,190,372           4,564,230
                                                                                --------------------------------------
Fixed assets, net                                                                      12,911,995          41,668,275
Deferred loan costs, goodwill and other, net                                            2,283,947           4,316,953
                                                                                --------------------------------------

                                                                                $      20,386,314   $      50,549,458
                                                                                ======================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable and accrued liabilities                                      $       4,085,589   $       4,812,626
  Unearned revenue                                                                        159,465             377,749
  Short term debt and current maturities of long-term debt                              2,420,589           1,896,000
  Reserve for loss on sale of net assets                                                1,841,000                   -
                                                                                --------------------------------------
      Total current liabilities                                                         8,506,643           7,086,375
                                                                                --------------------------------------
Long-term debt                                                                         16,968,680          33,573,157
Deferred income taxes and other long-term liabilities                                           -           8,258,788
                                                                                --------------------------------------
      Total liabilities                                                         $      25,475,323   $      48,918,320
                                                                                --------------------------------------

Commitments and contingencies                                                                  --                  --

Stockholders' equity
  Preferred stock ($.001 par value, 500,000 shares authorized)                                 --                  --
  Common stock ($.001 par value, 100,000,000 shares authorized),
     25,524,020 and 11,243,911 shares issued and outstanding                               25,524              11,244
  Additional Paid-in capital                                                           15,729,350          12,524,286
  Accumulated deficit                                                                 (20,843,883)        (10,904,392)
                                                                                --------------------------------------

      Total stockholders' equity                                                       (5,089,009)          1,631,138
                                                                                --------------------------------------

                                                                                $      20,386,314   $      50,549,458
                                                                                ======================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                         ENDED JUNE 30,
                                                         1998                1997               1998               1997
                                                         ----                ----               ----               ----

Revenue                                           $        313,062   $     2,633,585   $        507,726   $      2,633,585
Cost of revenue                                          2,161,280         1,186,004          4,460,353          1,186,004
                                                  -------------------------------------------------------------------------

     Gross profit                                       (1,848,218)        1,447,581         (3,952,627)         1,447,581
                                                  -------------------------------------------------------------------------
Selling, general and administrative                        583,576           525,153          1,567,194            525,153
Development of Florida Fun-Train                                 -         1,149,491                  -          1,883,276
                                                  -------------------------------------------------------------------------
     Operating loss                                     (2,431,794)         (227,063)        (5,519,821)          (960,848)
                                                  -------------------------------------------------------------------------
Interest expense, net                                      633,324           553,418          1,257,734            593,019
Amortization of loan costs                                 128,253            92,428            256,507            142,090
Other Income                                                     -                 -                  -                  -
                                                  -------------------------------------------------------------------------
      Loss from continuing operations                   (3,193,371)         (872,909)        (7,034,062)        (1,695,957)
                                                  -------------------------------------------------------------------------

Discontinued operations:
    Loss from operations of
     Durango & Silverton NGRR                           (1,064,429)                -         (1,064,429)                 -

   Estimated loss on disposal of
     Durango & Silverton NGRR                           (1,841,000)                -         (1,841,000)                 -
                                                  -------------------------------------------------------------------------

     Loss from discontinued operations                  (2,905,429)                -         (2,905,429)                 -
                                                  -------------------------------------------------------------------------

Net income (loss)                                 $     (6,098,800)  $      (872,909)  $     (9,939,491)  $     (1,695,957)
                                                  =========================================================================


Weighted average number of
  common shares outstanding                             21,984,930         9,691,663         20,131,403          9,405,875

Net loss per common share
   Basic
     Loss from continuing operations                         (0.15)            (0.09)             (0.35)             (0.18)
     Income (loss) from discontinued operations              (0.05)                -              (0.05)                 -
     Estimated loss on disposal of D&SNG                     (0.08)                -              (0.09)                 -
                                                  -------------------------------------------------------------------------

                                                             (0.28)            (0.09)             (0.49)             (0.18)
                                                  -------------------------------------------------------------------------

   Diluted
     Loss from continuing operations                         (0.15)            (0.09)             (0.35)             (0.18)
     Income (loss) from discontinued operations              (0.05)                -              (0.05)                 -
     Estimated loss on disposal of D&SNG                     (0.08)                -              (0.09)                 -
                                                  -------------------------------------------------------------------------

                                                  $          (0.28)  $         (0.09)  $          (0.49)  $          (0.18)
                                                  -------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST AMERICAN RAILWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,       ENDED JUNE 30,
                                                                                   1998                    1997
                                                                                   ----                    ----
OPERATING ACTIVITIES:
  Net Loss                                                                   $       (9,939,491)     $     (1,695,957)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                                     315,237                97,583
       Amortization                                                                     265,832               159,526
       Reserve for loss on sale assets                                                1,841,000                     -
       Assets held for sale                                                           1,147,451                     -
       Original issue discount                                                          324,600                     -
       Salaries and consulting fees paid in common stock                                406,060                44,014
       Interest payments paid in common stock                                           436,872                     -
       Decrease in restricted cash                                                            -               409,131
       Decrease in inventories                                                           19,404              (304,915)
       Decrease in prepaids and others                                                1,628,566              (429,407)
       Decrease in accounts payable and accrued liabilties                             (510,718)              185,249
       Increase in unearned revenue                                                      42,083             1,049,475
       Increase in other long-term liabilities                                                -                     -
                                                                           -------------------------------------------

Total adjustments                                                                     5,916,387             1,210,656
                                                                           -------------------------------------------

Net cash used in operating activities                                                (4,023,104)             (485,301)
                                                                           -------------------------------------------

Investing activities
  Capital expenditures                                                                  136,013            (5,365,785)
  Cash paid for acquisition                                                                   -            (3,481,582)
  Decrease in other assets                                                              120,846              (378,207)
                                                                           -------------------------------------------

Net cash provided by (used in) investing activities                                     256,859            (9,225,574)
                                                                           -------------------------------------------

Financing activities:
  Proceeds from issuance of notes payable and line of credit                          1,500,000            16,406,500
  Repayment of notes payable                                                            (19,235)           (4,567,342)
  Payment of loan costs                                                                 (50,000)           (1,629,125)
  Proceeds from issuance of common stock                                              2,607,790             3,736,710
  Payment of offering costs                                                            (389,067)             (504,570)
                                                                           -------------------------------------------

  Net cash provided by financing activities                                           3,649,488            13,442,173
                                                                           -------------------------------------------

  Net decrease in cash                                                                 (116,757)            3,731,298
  Cash at beginning of period                                                           313,143             7,174,020
                                                                           -------------------------------------------

  Cash at end of period                                                    $              196,386          10,905,318
                                                                           ===========================================

  Supplemental Disclosures:
       Cash paid for interest                                                             $ 410             $ 867,587
       Accrued fees and salaries paid in common stock                                         -               102,188
       Prepaids paid in common stock                                                          -                91,500


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

2.       GOING CONCERN              The Company has incurred annual operating
         CONSIDERATIONS             losses since its inception and at June 30,
                                    1998, the Company had a working capital
                                    deficiency of approximately $3,316,271.
                                    Additionally, the Company will have to
                                    obtain the necessary funds to either
                                    complete the four railcars currently in
                                    various stages of completion or obtain other railcars from a third party.

                                    From January through June 1998, the Company sold in private placements an aggregate of 8,029,500 shares of common stock receiving net proceeds of approximately $2,218,723. An additional $500,000 was advanced as a short-term note by HEC Asset Management in partial funding of an investment option of up to $4,000,000. HEC elected not to invest additional funds. In addition, a $1,000,000 equity investment made between March 30, and April 15, 1998 was converted to debt bringing the 1998 HEC investment to an aggregate of $1,500,000.

                                    The Company has implemented cost reduction programs including reducing corporate staff and reducing or eliminating contracted service agreements. Additionally, the Company has increased its marketing efforts to Florida residents and tourists visiting Florida to increase attendance on the Florida Fun-Train. This has resulted in a significant increase in ridership but is still far short of generating sufficient income.

3.       SALE OF A MAJOR            On July 2, 1998, the Company sold all of the
         SUBSIDIARY                 common stock of its subsidiary which
                                    operates the Durango & Silverton Narrow
                                    Gauge Railroad ("D&SNG") to a corporation controlled by the Company's former Chairman and Chief Executive Officer. The sales price was $2,500,000, which was paid in cash at closing. In connection with the sale, the parties also agreed that the Company would provide certain marketing, accounting and support services to the D&SNG for a period of five years at a total fee of $1,500,000 payable in monthly installments of $25,000.
                                    In addition, the purchaser has granted the Company a five-year right of first refusal if the purchaser sells a controlling interest in the D&SNG during such period.
                                    Upon completion of the sale, Mr. Harper
                                    resigned as the Company's Chairman and CEO.

                                    An estimated loss on the disposal of the discontinued operation of $1,841,000 represents the estimated loss on the disposal of the net assets of the D&SNG. Net operating results of the D&SNG for the six months ended June 30, 1998 are shown separately in the accompanying statements of operations. Revenues of the D&SNG for the first six months of 1998 were $1,780,867 These amounts are not included in revenue in the accompanying statements of operations. The 1997 comparative financial statements did not present discontinued operations. This will be adjusted at a subsequent date.

  4.     ISSUANCE OF                For the period January 1, 1998
         EQUITY                     through June 30, 1998 the Company sold
         SECURITIES                 in private offerings approximately
                                    8,029,500 shares of its common stock for total consideration of $2,274,375. In addition, 750,000 shares and 17,155 warrants were issued to International Capital Growth
                                    Ltd., the Company's placement agent as
                                    partial compensation to the placement agent.
                                    The total placement agent's fees paid in connection with the sale of these shares were approximately $143,600 along with a non-accountable expense allowance of
                                    $31,200. Of these offerings, approximately
                                    5,447,640 shares were sold for cash to
                                    non-"US Persons" in an "offshore
                                    transaction" as defined in Regulation S., with the balance of approximately 2,581,860 shares being sold for cash to U.S.
                                    investors.

                                    In addition, 25,336 shares were issued under the Company's employee stock purchase plan for total consideration of $7,970.

  5.     SHORT TERM DEBT            In March  1997, the Company entered into a
                                    two year unsecured line of credit agreement with a bank. Under the agreement the Company was able to borrow up to $1,000,000 at an interest rate of prime plus 2% (10.5% June
                                    30, 1998). In December 1997, the line of credit agreement was amended (i) to allow no further borrowing than the outstanding balance under the line of credit
                                    (approximately

                                    $881,000), (ii) to grant the bank a
                                    "blanket" second lien on all assets except those relating to the D&SNG, and (iii) to not renew the loan upon its maturity. Effectively, the approximately $881,000 borrowed under the line of credit is due in October 1998. Additionally, the Company agreed to pay to the bank 10% of the gross proceeds of certain future financings.

                                    During the quarter ended June 30, 1998 the Company received $500,000 in new funds from HEC Asset Management, LLC ("HEC"), an affiliate of an existing investor, in partial funding of an investment option of up to $4,000,000. HEC elected not to invest additional funds under this option. In addition, a $1,000,000 equity investment made by HEC between March 30, and April 15, 1998 was converted to debt bringing the 1998 HEC investment to an aggregate of $1,500,000. In connection with this funding, HEC acquired an aggregate of $589,850 in convertible, secured promissory notes by assignment from original noteholders who will receive common stock from the Company in lieu of their notes and accrued interest.

6.       LONG-TERM DEBT             At June 30, 1998 the Company's long-term
                                    debt consisted of the following:


                                    8% convertible subordinated notes
                                    due June 2002 less unamortized original
                                    issue discount of $2,560,267                    $ 8,592,233

                                    10% convertible notes due in April and May
                                    2001 and secured by all non D&SNG assets of
                                    the Company (A)                                   8,235,682

                                    Capital lease with principal and
                                    interest payable monthly through July 2002
                                    secured by equipment                                180,765
                                                                                    -----------
                                                                                     17,008,680

                                        Less current maturities                         (40,000)
                                                                                    -----------
                                                                                    $16,968,680
                                                                                    ===========

                           (A) At August 18, 1998 the Company was in default of the April 30, 1998 interest payment of $382,291 due to the noteholders of the 10% secured convertible notes, as well as $223,050 due to the noteholders of the 8% unsecured convertible notes on June 30, 1998. The Company is in the process of negotiating with these noteholders to accept these interest payments in additional shares of common stock. These same noteholders may be requested to convert their notes to equity in connection with the anticipated new funding.

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

The Company is currently pursuing its strategy of becoming the recognized leader in providing innovative, quality entertainment-based passenger rail service through the development of "Fun-Trains." The Company has developed its first Fun-Train (the "Florida Fun-Train"), an entertainment-based rail service which commenced operations on October 15, 1997 between South and Central Florida. The Company will continue to pursue its strategy of acquiring and managing Scenic Destination Railroads.

On July 2, 1998, the Company sold all of the common stock of its Durango and Silverton subsidiary for $2,500,000 in cash proceeds. In connection with the sale, the Company will provide certain marketing, accounting, and support services to D&SNG for a period of five years at a total fee of $1,500,000 payable in monthly installments of $25,000. The Company has also been granted a five-year right of first refusal if the purchaser sells a controlling interest in the D&SNG during such period.

For purposes of a meaningful comparison, the revenue, cost of revenue, and selling, general and administrative expenses for the three and six months ended 1998 have been analyzed for the current period only since in 1997 the Company was a startup operation and had no revenues during the period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

The Company generated revenues of approximately $313,062 for the three months ended June 30, 1998. Revenues were significantly below expectations because ridership levels were below the projections for this start-up period.
Ridership was below expectations due to a delay in the delivery of the railcars to the Company which precluded the Company from exhibiting and promoting the train to various tour operators and travel agents. This delay also caused the tour operators and travel agents to either withdraw their promotion of the Florida Fun-Train or defer their promotional activities until late 1998.

Cost of revenue for the three months ended June 30, 1998 were approximately $2,200,000, consisting primarily of the costs of the train operating agreement with the National Passenger Railroad Corporation, the track rights fees with CSX Transportation, Inc. and Florida Department of Transportation, liability and other insurance, equipment leases, depreciation expense, train security and salaries and benefits for on board personnel and operations management.

Selling, general and administrative expenses for the three months ended June 30, 1998 were approximately

$584,000, an increase of approximately $59,000 as compared to the same period in 1997 and results from the Company's commencement of operations. This amount also represents a decrease of over $400,000 when compared to the three months ended March 31, 1998. This decrease is reflective of the Company's cost cutting measures for 1998 as well as its lack of capital to continue a comprehensive marketing program.

The Company's net interest expense for the three months ended June 30, 1998 were $633,324, an increase of approximately $80,000 when compared to the same period in 1997, and primarily related to the issuance of additional debt securities.

Amortization of deferred loan costs increased by approximately $36,000 for the three months ended June 30, 1998 as compared to the same period in 1997 due to loan costs originating from the additional debt securities issued in June 1997.

The Company reported a net loss of approximately $6,100,000 or $.28 per share for the three months ended June 30, 1998 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The Company generated revenues of approximately $507,726 for the six months ended June 30, 1998. Revenues were significantly below expectations for this period because ridership levels were below the projections for this start-up period.

Cost of revenue for the six months ended June 30, 1998 was approximately $4,400,000. Cost of revenues consist primarily of the costs of the train operating agreement with the National Passenger Railroad Corporation, the track rights fees with CSX Transportation, Inc. and Florida Department of Transportation, liability and other insurance, equipment leases, depreciation expense, train security and salaries and benefits for on-board personnel and operations management.

Selling, general and administrative expenses were approximately $1,600,000 for the six months ended June 30, 1998, a significant increase from approximately $525,000 for the six months ended June 30, 1997. During the early months of 1998, the Company had begun its advertising and marketing campaign in an effort to promote the train and increase its ridership. During the six months ended June 30, 1998, the Company's financing was not completed and marketing expenses were cut back significantly.

The Company's net interest expense were approximately $1,258,000 for the six months ended June 30, 1998, an increase of approximately $707,000, which is attributable to the issuance by the Company of additional debt securities in June and December 1997.

Amortization of deferred loan costs was approximately $257,000 for the six months ended June 30, 1998. This represents an increase of approximately $115,000 due to the additional debt securities issued in June 1997.

The Company reported a net loss of approximately $9,900,000 or $.49 per share for the six months ended June 30, 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Overall, for the second quarter of 1998, available cash decreased by approximately $1,615,000 primarily due to ongoing operating expenses and the less than anticipated ridership on the Florida Fun-Train, as well as the impending sale of the Company's major subsidiary.

More specifically, for the six months ended June 30, 1998, net cash used in operating activities was approximately $4.0 million compared to approximately $485,000 for the six months ended June 30, 1997. The increase was largely due to the operation of the Florida Fun-Train despite its reduced (4 days per week) schedule and ridership levels significantly below projections.

The Company's investing activities provided approximately $257,000 in the six months ended June 30, 1998, compared to approximately $9.2 million used in the six months ended June 30, 1997. The investing activity in 1997 was principally due to capital expenditures for the construction of the railcars for the Florida Fun-Train of approximately $1.6 million and the acquisition of D&SNG which required approximately $3.5 million in cash

For the six months ended June 30, 1998, financing activities generated approximately $3.6 million as compared to $13.4 million for the six months ended June 30, 1997. Cash flows from financing activities were due to a private placement of debt securities and related conversion of other debt to equity completed in June 1998. At June 30, 1998 the Company had stockholders' equity of approximately $5 million as compared to equity of approximately $1.6 million at December 31, 1997.

During the quarter ended June 30, 1998 the Company received $500,000 in new funds from HEC Asset Management, LLC ("HEC"), an affiliate of an existing investor, in partial funding of an investment option of up to $4,000,000. HEC elected not to invest the additional funds. In addition, a $1 million equity investment made by HEC between March 30 and April 15, 1998, was converted to debt bringing the 1998 HEC investment to an aggregate of $1.5 million. In connection with this funding, HEC acquired an aggregate of $589,850 in convertible, second promissory notes by assignment from original noteholders who will receive an aggregate of 3,932,333 shares of common stock from the Company in lieu of their notes and accrued interest.

The HEC representative elected, in connection with the financing to serve as the sole director of Fun-Trains, Inc., the Company's wholly owned subsidiary that operates the Florida Fun Train, has resigned and has been replaced by a representative of the Company. In addition, the $50,000 invested by the Company's investment advisor, in connection with the proposed investment by HEC of up to $4 million, has been rescinded.

On April 1, 1998, the Nasdaq Stock Market, Inc. notified the Company that it no longer met the minimum requirements for continued listing on the Nasdaq SmallCap Market ("Nasdaq") as a result of the Company's net tangible assets being below $2 million and the stock price being below $1.00 per share. The Company had been notified that it would be delisted and applied for a hearing. At a hearing on June 18, 1998, the Company presented its plan to correct its deficiencies and its plan for continued listing on Nasdaq. This plan would include converting a portion of its existing debt to equity to meet the net tangible asset requirement and a reverse stock split of the Company's common stock in order to address the bid price deficiency. The Company was given an extension until August 3, 1998 to meet Nasdaq's requirements and was unable to do so. On August 12, 1998 the Company was delisted.

The Company's immediate cash requirements for the Florida Fun-Train are significant. The Company's revenue and cash flow from the operations of the Florida Fun-Train from October 15, 1997 to date have been materially below expectations.

In July and August, the Florida Fun-Train's schedule was increased to 6 days per week including 4 days between Ft. Lauderdale and Orlando. An aggressive advertising and marketing campaign has resulted in a significant increase in ridership but it is still far short of generating sufficient income to cover current expenses. Continuation of the advertising and marketing program will require substantial additional working capital, and there can be no assurance that such funds will continue to be available. At June 30, 1998, the Company's available cash balance was approximately $96,000. The Company believes that its existing cash resources and financing commitments will not be sufficient to fund the operations for the Florida Fun-Train beyond the end of August 1998. In order for the Company to continue operations of the Florida Fun-Train it must promptly: (i) significantly increase ridership on the Florida Fun-Train, and
(ii) arrange for additional sources of external financing. The Company is in discussions with its investment advisors and potential investors concerning additional financing as well as pursuing various marketing opportunities to increase passenger ridership on the Florida Fun-Train. There is no assurance, however, that the Company will obtain the additional financing or the necessary ridership to sustain operations or its new marketing program in the near future. Failure to obtain sufficient working capital could result in the immediate suspension of Florida Fun-Train operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "FORWARD-LOOKING STATEMENTS" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "FORWARD-LOOKING STATEMENTS." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "FORWARD-LOOKING STATEMENTS." Such factors include, among others, the following: the ability of the Company to obtain from internal and external sources sufficient additional working capital to fund its operations (particularly those of the Florida Fun-Train) and continue as a going concern, the prompt improvement in the Florida Fun-Train financial performance, specifically a continuing and significant increase in ridership on the Florida Fun-Train, reduction in the Company's outstanding indebtedness through the conversion of existing convertible debt into equity, delivery of the remaining railcars to complete the Florida Fun-Train, the successful marketing of the Company's rail services in Florida and unscheduled repairs to the Company's railroad equipment. In addition, the Company's business prospects are generally susceptible to national economic conditions, particularly those affecting the Colorado and Florida tourism markets, as well as weather patterns. Actual results could differ materially from the forward-looking statements as a result of the foregoing factors.

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

              CARNIVAL

              As previously reported, on July 9, 1997, Carnival Corporation ("Carnival") commenced an action against the Company in the United States District Court for the Southern District of Florida alleging various trademark infringements related to the Company's use of the word "FUN". Carnival and the Company settled the lawsuit on August 14, 1998 pursuant to a consent agreement recognizing the right of the Company to operate under the mark "FUN Train" with the name "First American Railways" identified in conjunction with the use of the mark.

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

              TRAIN ACCIDENT

              On August 1, 1998, the Florida Fun Train, which is owned and operated by the Company, was involved in a grade crossing accident with a truck. There were no injuries aboard the Fun Train; however, the driver of the truck was pronounced dead at the scene of the accident. To date, no litigation has been commenced against the Company. However, the Company recently received a notice, as required under Florida Statutes, from the attorney for the family of the driver requesting information regarding the Company's insurance. The Company does maintain liability insurance and has turned this matter over to its insurance carrier. The Company cannot determine at this time whether it has any liability with respect to this matter or whether the amounts which may be claimed will exceed the Company's policy limits. Therefore, management at this time is unable to determine whether this matter will have a material adverse effect on the Company, its business of financial condition.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              On April 30,1998, the Company failed to pay a semi-annual interest payment ($382,291 in the aggregate) which was due on the Company's 10% Secured Convertible Notes. On June 30, 1998, the Company failed to pay a semi-annual interest payment of $223,050 in the aggregate which was due on the Company's 8% unsecured convertible notes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   Exhibit 27 - Financial Data Schedule (EDGAR version only).

              (b)  REPORTS ON FORM 8-K:

                   On April 13, 1998, the Company filed a current report on Form 8-K with respect to changes in its Board of Directors and officers. Notification from the Nasdaq Stock Market Inc., that the Company no longer met the requirements for continued listing, and a sale of its equity securities in a Private offering.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  FIRST AMERICAN RAILWAYS, INC.

                                  By: /s/ Alan L. Jacobs
                                     -------------------------------------------
                                  Alan L. Jacobs, Chairman of the
                                  Board of Directors and Chief Executive Officer

                                  By: /s/ Loretta A. Murphy
                                     -------------------------------------------
                                  Loretta A. Murphy, Vice President
                                  and Chief Financial Officer

DATED:  August 21, 1998

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------


  27                Financial Data Schedule